Form 10-K
period 2025-12-31
Pinnacle Financial Partners, Inc.
filed 2026-03-02
CIK 2082866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number: 1-43038
Pinnacle Financial Partners Inc.

, Inc.

(Exact name of registrant as specified in charter)
Georgia		39-3738880
(State or other jurisdiction of incorporation)		(I.R.S. Employer Identification No.)

3400 Overton Park Drive	Atlanta	Georgia	30339
(Address of principal executive offices)			(Zip Code)
Registrant's telephone number, including area code:   (706) 641-6500

21 Platform Way S., Suite 2300	Nashville	TN	37203
(Former address of principal executive offices)			(Zip Code)
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Common Stock, $1.00 Par Value	PNFP	New York Stock Exchange
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A	PNFP - PrA	New York Stock Exchange
Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B	PNFP - PrB	New York Stock Exchange
Depositary Shares (each representing 1/40th interest in a share of 6.75% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series C)	PNFP - PrC	New York Stock Exchange

Securities registered to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☒                            Accelerated Filer ☐
Non-accelerated Filer  ☐                            Smaller reporting company ☐
(do not check if you are a smaller reporting company)                Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter: $8,441,256,440 as of June 30, 2025.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 77,661,626 shares of common stock as of December 31, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

None.
EXPLANATORY NOTE
At the time of the filing of this Annual Report on Form 10-K (this “Report”), Pinnacle Financial Partners, Inc., a Tennessee corporation (“Legacy Pinnacle”) and Synovus Financial Corp. (“Synovus”), a Georgia corporation, have each merged with and into Pinnacle Financial Partners, Inc. (formerly Steel Newco Inc.), a Georgia corporation (“New Pinnacle”), with New Pinnacle surviving (such mergers, collectively the “Merger”). The Merger was effective as of January 1, 2026.

The financial statements included in this Report represent the financial condition and results of operations of the entity formerly known as Legacy Pinnacle prior to (i) the Merger and (ii) the name change of Steel Newco Inc. to Pinnacle Financial Partners, Inc. In accordance with applicable SEC rules, the cover page and certain sections in this Report reflect the post-Merger name change to Pinnacle Financial Partners, Inc., a Georgia corporation. All other information in this Report, unless specifically noted otherwise, represents the financial condition and results of operations of Legacy Pinnacle and its subsidiaries as they existed on and as of December 31, 2025.

The Annual Report on Form 10-K of Synovus Financial Corp. for the fiscal year ended December 31, 2025 will be filed as Exhibit 99.1 to a Current Report on Form 8-K filed by New Pinnacle with the SEC on March 2, 2026.

FORWARD-LOOKING STATEMENTS
All statements, other than statements of historical fact, included in this Annual Report on Form 10-K, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "expect," "anticipate," “bodes,” "intend," "may," "should," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to: (i) deterioration in the financial condition of borrowers of Pinnacle Bank and its subsidiaries or Banker's Healthcare Group (BHG), including as a result of persistent elevated interest rates, the negative impact of inflationary pressures and challenging economic conditions on our and BHG's customers and their businesses, resulting in significant increases in loan losses and provisions for those losses and, in the case of BHG, substitutions; (ii) fluctuations or differences in interest rates on loans or deposits from those that Pinnacle Financial is modeling or anticipating, including as a result of Pinnacle Bank's inability to better match deposit rates with the changes in the short-term rate environment, or that affect the yield curve; (iii) the sale of investment securities in a loss position before their value recovers, including as a result of asset liability management strategies or in response to liquidity needs; (iv) adverse conditions in the national or local economies including in Pinnacle Financial's markets throughout the Southeast region of the United States, particularly in commercial and residential real estate markets; (v) the inability of Pinnacle Financial, or entities in which it has significant investments, like BHG, to maintain the long-term historical growth rate of its, or such entities', loan portfolio; (vi) the ability to grow and retain low-cost core deposits and retain large, uninsured deposits, including during times when Pinnacle Bank is seeking to limit the rates it pays on deposits or uncertainty exists in the financial services sector; (vii) changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; (viii) effectiveness of Pinnacle Financial's asset management activities in improving, resolving or liquidating lower-quality assets; (ix) the impact of competition with other financial institutions, including pricing pressures and the resulting impact on Pinnacle Financial’s results, including as a result of the negative impact to net interest margin from elevated deposit and other funding costs; (x) the results of regulatory examinations of Pinnacle Financial, Pinnacle Bank or BHG, or companies with whom they do business; (xi) BHG's ability to profitably grow its business and successfully execute on its business plans; (xii) risks related to our ability to realize the anticipated benefits from our combination with Synovus, and integrating Pinnacle Financial's and Synovus's operations; (xiii) risks of expansion into new geographic or product markets; (xiv) any matter that would cause Pinnacle Financial to conclude that there was impairment of any asset, including goodwill or other intangible assets; (xv) the ineffectiveness of Pinnacle Bank's hedging strategies, or the unexpected counterparty failure or hedge failure of the underlying hedges; (xvi) reduced ability to attract additional financial advisors (or failure of such advisors to cause their clients to switch to Pinnacle Bank), to retain financial advisors (including as a result of the competitive environment for team members or the combination of Pinnacle Financial with Synovus) or otherwise to attract customers from other financial institutions; (xvii) deterioration in the valuation of other real estate owned and increased expenses associated therewith; (xviii) risks associated with a prolonged shutdown of the United States federal government, including adverse effects on the national or local economies and adverse effects from a shutdown of the U.S. Small Business Administration’s loan program; (xix) inability to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels or regulatory requests or directives, particularly if Pinnacle Bank's level of applicable commercial real estate loans were to exceed percentage levels of total capital in guidelines recommended by its regulators; (xx) approval of the declaration of any dividend by Pinnacle Financial's board of directors; (xxi) the vulnerability of Pinnacle Bank's network and online banking portals, and the systems of parties with whom Pinnacle Bank contracts, to unauthorized access, computer viruses, phishing schemes, spam or ransomware attacks, fraud, human error, natural disasters, power loss and other security breaches; (xxii) the possibility of increased compliance and operational costs as a result of increased regulatory oversight, including oversight of companies in which Pinnacle Financial or Pinnacle Bank have significant investments, like BHG, and the development of additional banking products for Pinnacle Bank's corporate and consumer clients; (xxiii) Pinnacle Financial's ability to identify potential candidates for, consummate, and achieve synergies from, potential future acquisitions; (xxiv) difficulties and delays in integrating acquired businesses or fully realizing costs savings and other benefits from acquisitions or other business combinations, including Pinnacle Financial's combination with Synovus; (xxv) the risks associated with Pinnacle Bank being a minority investor in BHG, including the risk that the owners of a majority of the equity interests in BHG decide to sell the company or all or a portion of their ownership interests in BHG (triggering a similar sale by Pinnacle Bank); (xxvi) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, like BHG, including regulatory or legislative developments; (xxvii) fluctuations in the valuations of Pinnacle Financial's equity investments and the ultimate success of such investments; (xxviii) the availability of and access to capital; (xxix) adverse results (including costs, fines, reputational harm, inability to obtain necessary approvals and/or other negative effects) from current or future litigation, regulatory examinations or other legal and/or regulatory actions involving Pinnacle Financial, Pinnacle Bank or BHG; and (xxx) general competitive, economic, political and market conditions. A more detailed description of these and other risks is contained in "Item 1A. Risk Factors" below. Many of such factors are beyond Pinnacle Financial's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Pinnacle Financial disclaims any obligation to update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise.

PART I

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms "we," "our," "us," "the firm," "the Company," "Pinnacle Financial Partners," "Pinnacle," "Legacy Pinnacle" or "Pinnacle Financial" as used herein refer to Pinnacle Financial Partners, Inc., a Tennessee corporation and its subsidiaries, including Pinnacle Bank, which we sometimes refer to as "our bank subsidiary" or "our bank" and its other subsidiaries, and does not give effect to the consummation of the Merger (as defined below) on January 1, 2026 pursuant to the Agreement and Plan of Merger, dated as of July 25, 2025 (the "Merger Agreement"), by and among Pinnacle Financial, Synovus Financial Corp., a Georgia corporation (Synovus), and Steel Newco, Inc., a Georgia corporation (New Pinnacle). References herein to the fiscal years 2023, 2024 and 2025 mean our fiscal years ended December 31, 2023, 2024 and 2025, respectively.

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Forward-Looking Statements” appearing elsewhere in this Form 10-K and other cautionary statements set forth elsewhere in this report.

ITEM 1.  BUSINESS

OVERVIEW

Pinnacle Financial Partners is a financial holding company headquartered in Nashville, Tennessee, with approximately $57.7 billion in total assets as of December 31, 2025. At December 31, 2025, the holding company was the parent company of Pinnacle Bank, a Tennessee state-chartered bank, and owned 100% of the capital stock of Pinnacle Bank. The firm started operations on October 27, 2000, in Nashville, Tennessee, and, as of December 31, 2025, had grown through a combination of acquisitions and organic growth to 141 offices from which it conduct branch banking operations, including 50 in Tennessee, 42 in North Carolina, 21 in South Carolina, 10 in Virginia, five in Georgia, six in Alabama, three in Kentucky, two in Maryland and two in Florida.

On July 24, 2025, we entered into the Merger Agreement. Pursuant to the Merger Agreement, (i) we and Synovus each simultaneously merged with and into New Pinnacle (such mergers, collectively, the “Merger”), with New Pinnacle continuing as the surviving corporation in the Merger headquartered in Atlanta, Georgia and named Pinnacle Financial Partners, Inc., (ii) immediately following the effective time of the Merger (the “Effective Time”), Pinnacle Bank became a member bank of the Federal Reserve System (the “FRS Membership”), and (iii) immediately following the effectiveness of the FRS Membership, Synovus Bank, a Georgia-chartered bank and wholly-owned subsidiary of Synovus (“Synovus Bank”), merged with and into Pinnacle Bank (the “Bank Merger”, and the effective time of the Bank Merger, the “Bank Merger Effective Time”), with Pinnacle Bank continuing as the surviving entity in the Bank Merger and as a wholly-owned subsidiary of New Pinnacle. Pinnacle Bank continues to operate under the name “Pinnacle Bank” and remains headquartered in Nashville, Tennessee.

In connection with the Merger, (i) each share of common stock of Synovus, par value $1.00 per share (“Synovus Common Stock”), issued and outstanding immediately prior to the Effective Time (other than certain excluded shares that will be cancelled and retired in connection with the Merger) was converted into the right to receive 0.5237 shares (the “Synovus Exchange Ratio”) of common stock of New Pinnacle, par value $1.00 per share (“New Pinnacle Common Stock”), (ii) each share of our common stock, par value $1.00 per share (“Legacy Pinnacle Common Stock”), issued and outstanding immediately prior to the Effective Time (other than certain excluded shares that will be cancelled and retired in connection with the Merger) was converted into the right to receive one share of New Pinnacle Common Stock and (iii) each holder of Synovus Common Stock who otherwise would have been entitled to receive a fractional share of New Pinnacle Common Stock will receive cash (without interest) in lieu of such fractional share in accordance with the Merger Agreement.

In connection with the Merger, (i) each share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, no par value, of Synovus (the “Synovus Series D Preferred Stock”) issued and outstanding immediately prior to the Effective Time was converted into the right to receive one share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, no par value, of New Pinnacle (the “New Pinnacle Series A Preferred Stock”), (ii) each share of Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series E, no par value, of Synovus (the “Synovus Series E Preferred Stock”) issued and outstanding immediately prior to the Effective Time was converted into the right to receive one share of Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B, no par value, of New Pinnacle (the “New Pinnacle Series B Preferred Stock”), (iii) each share of our 6.75% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series B, (the “Legacy Pinnacle Series B Preferred Stock”) issued and outstanding immediately prior to the Effective Time was converted into the right to receive one share of 6.75% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series C, of New Pinnacle (the “New Pinnacle Series C Preferred Stock”), and (iv) each depositary share representing a 1/40th interest in a share of Legacy Pinnacle Series B Preferred Stock (the “Legacy Pinnacle Series B Depositary Shares”) issued and outstanding immediately prior to the Effective Time was converted into the right to receive one depositary share representing a 1/40th interest in a share of New Pinnacle Series C Preferred Stock (the “New Pinnacle Series C Depositary Shares”).

On January 1, 2026, the Merger was consummated in accordance with the Merger Agreement. In connection with the consummation of the Merger, New Pinnacle changed its name from “Steel Newco Inc.” to “Pinnacle Financial Partners, Inc.”

After completion of the Merger, Synovus Common Stock and Synovus Preferred Stock were delisted from the New York Stock Exchange (“NYSE”) and our Common Stock and our Depositary Shares were delisted from the Nasdaq Stock Market (“NASDAQ”). The securities of both Synovus and Pinnacle will be deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and will cease to be publicly traded on the NYSE and Nasdaq, respectively.

In connection with the closing of the Merger on January 2, 2026, Pinnacle Financial filed an application on Form 25 with the SEC to remove the Legacy Pinnacle Common Stock and the Legacy Pinnacle Series B Depositary Shares from listing on the Nasdaq Stock Market and from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On January 12, 2026, Pinnacle Financial filed a certificate on Form 15 requesting that its reporting obligations under Sections 13 and 15(d) of the Exchange Act be terminated. New Pinnacle Common Stock, New Pinnacle Series A Preferred Stock, New Pinnacle Series B Preferred Stock, and New Pinnacle Series C Depositary Shares began trading on the New York Stock Exchange on January 2, 2026.

Pinnacle Financial provides a full range of banking, investment, trust, mortgage and insurance products and services designed for businesses and their owners and individuals interested in a comprehensive relationship with their financial institution. The firm is the No. 1 bank in the Nashville-Murfreesboro-Franklin MSA according to June 30, 2025 deposit data from the Federal Deposit Insurance Corporation (FDIC). Pinnacle is an employer of choice for financial services professionals. The firm was No. 9 in FORTUNE magazine’s 2025 list of 100 Best Companies to Work For® in the U.S., its ninth consecutive appearance. Pinnacle was also recognized by American Banker as No. 4 among America’s Best Banks to Work For in 2025, its 13th consecutive year on the list, and No. 1 among banks with more than $10 billion in assets.

Pinnacle Bank owns a 49 percent interest in Bankers Healthcare Group ("BHG"), which provides innovative, hassle-free financial solutions to healthcare practitioners and other professionals, among other borrowers.

Pinnacle Financial aims to operate as a community bank in several primarily urban markets across the Southeast region of the United States. With this focus, Pinnacle Bank provides the personalized service most often associated with smaller banks while offering many of the sophisticated products and services, such as investments and treasury management, more typically found at much larger banks. This approach has enabled Pinnacle Bank to attract clients from the other regional and national banks in all its markets.

PRODUCTS AND SERVICES

Lending Services

We offer a full range of lending products, including commercial, real estate and consumer loans to individuals, businesses and professional entities. We compete for these loans with competitors who are also well established in our geographic markets as well as other non-depository institution lenders that are subject to less regulation than we are.

Pinnacle Bank's loan approval policies provide for various levels of officer lending authority. When the total amount of loans to a single borrower exceeds an individual officer's lending authority, officers with higher lending authority determine whether to approve any new loan requests or renewals of existing loans. Loans to directors and executive officers subject to Regulation O of the FDIC's rules and regulations require approval of the board of directors, and, certain extensions of credit, including loans above certain amounts require approval of a committee of the board.

Pinnacle Bank's lending activities are subject to a variety of lending limits imposed by federal and state law. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower's relationship to Pinnacle Bank. In general, however, at December 31, 2025, we were able to loan any one borrower a maximum amount equal to approximately $776.0 million, for loans that meet certain additional collateral guidelines. These legal limits will increase or decrease as Pinnacle Bank's capital increases or decreases as a result of its earnings or losses, the injection of additional capital, payments of dividends, acquisitions, combinations like the Merger, or for other reasons. At December 31, 2025, Pinnacle Bank has internal loan limits ranging from $15 million to $100 million, dependent upon the internal risk rating of a loan, all of which limits were well below the legal lending limit of the bank at that date.

The principal economic risk associated with each category of loans that Pinnacle Bank has made or may in the future make is the creditworthiness of the borrower. General economic factors affecting a commercial or consumer borrower's ability to repay include various macroeconomic factors such as prevailing interest rates, inflation and unemployment rates, as well as other factors affecting a borrower's assets, clients, business, suppliers and employees. Many of Pinnacle Bank's commercial loans are made to small- to medium-sized businesses that are sometimes less able to withstand competitive, economic and financial pressures than larger borrowers. During periods of economic weakness or uncertainty or periods of increased inflation, like we have recently experienced, these businesses may be more rapidly and more adversely affected than other enterprises and may cause increased levels of nonaccrual or other problem loans, loan charge-offs and higher provision for credit losses.

Pinnacle Bank's commercial clients borrow for a variety of purposes. The terms of these loans (which include, among others, equipment loans and working capital loans) will vary by purpose and by type of underlying collateral, if any. Commercial loans may be unsecured or secured by accounts receivable or by other business assets. Pinnacle Bank also makes a variety of commercial real estate loans, including loans secured by investment properties and business loans secured by real estate.

Pinnacle Bank also makes a variety of loans secured and unsecured to individuals for personal, family, investment and household purposes, including installment and term loans, lines of credit, residential first mortgage loans, home equity loans and home equity lines of credit. We also offer credit cards directly to consumers and businesses.

Through our subsidiary Advocate Capital, we make loans to law firms to finance case expenses and the firms' working capital needs. These loans are typically secured by the borrower's receivables and in certain circumstances include guaranties by individual partners of the firm.

Through our subsidiary JB&B Capital ("JB&B"), we originate commercial equipment loans and leases, which we also originate through Pinnacle Bank.

Additionally, during 2022, we added two specialty lending groups: franchise lending and equipment lease financing.

Deposit Services

Pinnacle Bank seeks to establish a broad base of core deposits, including savings, noninterest-bearing checking, interest-bearing checking, money market and certificate of deposit accounts, including access to products offered through IntraFi Network Deposit and other niche-based deposit programs. Pinnacle Bank is focused on attracting operating accounts and other core deposits and lowering its cost of funds. Rates paid on such deposits vary across geographic markets and deposit categories due to different market competition, products and services, deposit size and other services rendered. Pinnacle Bank acts as a depository for many state and local governments, government agencies, education systems and power and utility organizations. Such public fund deposits are often subject to competitive bid and in many cases must be secured by pledging a portion of our investment securities, letter of credit or by placing funds in a reciprocal deposit network such as IntraFi Network Deposit.

To attract deposits, Pinnacle Bank employs a reputation management plan within its geographic markets based on relationship banking. These plans feature broad product lines, competitive pricing, and services it believes will support clients' growth. The primary sources of deposits are businesses, their owners and employees along with individuals interested in a comprehensive banking relationship in Pinnacle’s geographic markets. Pinnacle Bank traditionally obtains deposits through personal solicitation by its financial advisors and leadership team. However, its use of advertising has increased in recent years, primarily due to its partnerships with the Tennessee Titans NFL football team, The Pinnacle at Nashville Yards music venue and the Memphis Grizzlies NBA basketball team.

Additionally, Pinnacle Bank offers its targeted small business and commercial clients a comprehensive array of treasury management and remote deposit services, which allow electronic deposits to be made from the client's place of business. Our treasury management services include, among other products, online wire origination, enhanced ACH origination services, positive pay, zero balance and sweep accounts, automated bill pay services, electronic receivables processing, lockbox processing, merchant card acceptance services, small business and commercial credit cards corporate purchasing cards and virtual accounting/deposit escrow solutions.

Investment, Trust and Insurance Services

Pinnacle Bank contracts with Raymond James Financial Services, Inc. ("RJFS"), a registered broker-dealer and investment adviser, to offer and sell various securities and other financial products to the public through team members who are employed by both Pinnacle Bank and RJFS. RJFS is a subsidiary of Raymond James Financial, Inc.

During 2025, Pinnacle Bank offered, through RJFS, non-FDIC insured investment products to help clients achieve their financial objectives within their risk tolerances. The brokerage and investment advisory program offered by RJFS complements Pinnacle Bank's general banking business and further supports its business philosophy and strategy of delivering to our clients a comprehensive array of products and services that meet their financial needs. Pursuant to its contract, RJFS is primarily responsible for the compliance monitoring of dual employees of RJFS and Pinnacle Bank. Additionally, Pinnacle Bank has developed its own compliance-monitoring program in an effort to further ensure that team members deliver these products in a manner consistent with the various regulations governing such activities. Pinnacle Bank receives a percentage of commission credits and fees generated by the program. Pinnacle Bank remains responsible for various expenses associated with the program, including furnishings, equipment and promotional expenses and general personnel costs, including commissions paid to licensed advisors.

Pinnacle Bank also provides fiduciary and investment services through its Trust & Investment Services department. Services offered for individual and commercial clients include an array of accounts including personal trust, investment management, estate administration, endowments, foundations, individual retirement accounts, escrow services and custody. Additionally, Trust & Investment Services provides investment services for qualified plans, primarily through its Retirement Plan Services division.

Additionally, Miller Loughry Beach Insurance Services, Inc. and HPB Insurance Group, Inc., which are insurance agency subsidiaries of Pinnacle Bank, provide insurance products, particularly in the property and casualty area, to their respective clients. Advocap Insurance Agency, Inc., an insurance agency subsidiary of Advocate Capital, sells insurance products, including professional liability, cyber protection, directors and officers, errors and omissions and life insurance, to its clients consisting mainly of law firms and partners within those firms.

M&A Advisory and Securities Offering Services

PNFP Capital Markets, Inc., a subsidiary of Pinnacle Bank, is a broker-dealer. This team offers corporate clients merger and acquisition advisory services, public and private debt, equity and mezzanine placement services and other selected middle-market advisory services. Beginning in 2024, PNFP Capital Markets, Inc. expanded its activities to include participating in underwritten public offerings of debt and equity securities.

Other Banking Services

Given client demand to access banking and investment services easily, Pinnacle Bank also offers a broad array of convenience-centered products and services, including 24-hour telephone and online banking, mobile banking, debit and credit cards, direct deposit, remote deposit capture and mobile deposit options. Additionally, Pinnacle Bank is associated with a nationwide network of automated teller machines of other financial institutions that clients are able to use throughout our footprint. In many cases, Pinnacle Bank reimburses its clients for any fees that may be charged for using the nationwide ATM network, providing greater convenience as compared to regional competitors.

Competitive Conditions
We face substantial competition in all areas of our operations from a variety of different competitors, many of whom are larger and have more financial resources than we do. Such competitors primarily include national, large regional and internet banks within the various markets in which we operate, though we also compete with smaller community banks that seek to offer service levels similar to ours. We also face competition from many other types of institutions, including, without limitation, savings and loans associations, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries. Lending by debt-focused private equity firms has continued to increase, with increasing amounts of capital being invested in such funds.

The financial services industry is becoming even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms, and insurance companies can operate as affiliates under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our nonbank competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may be able to develop and offer a broader range of products and services as well as better pricing for those products and services. Finally, our competitors may choose to offer lower interest rates and pay higher deposit rates than we do. The actions of these competitors in these regards could cause us to lose customers or elements of the total business relationship we have with a client which could negatively impact our business.

We believe that the most important criteria to our bank's targeted clients when selecting a bank is their desire to receive exceptional and personal service from financial professionals they know and trust. Equally important is being able to enjoy convenient access to a broad array of financial products offered by a financial institution with an ability to meet the changing needs of a sophisticated client base. Additionally, when presented with a choice, we believe that many of our bank's targeted clients would prefer to deal with an institution that favors local decision making as opposed to one where many important decisions regarding a client's financial affairs are made outside of the local community.

Employees and Human Capital

From our founding, we have focused on building an excellent work environment, because we believe excited team members lead to engaged clients which contributes to enriched shareholders. Our hiring philosophy has always been to create the best place to work in our markets. That started with our initial offices in our hometown of Nashville. From there we have branched out across our home state of Tennessee and into some of the best markets in the Southeast. Our hiring philosophy is simple: We aim to hire successful, experienced bankers in each of our markets that share our desire to build a team-oriented firm where our team members win together. In our company, all non-commissioned team members share one set of performance goals under our annual cash incentive plan and nearly every associate in our company is annually awarded equity-based compensation. We believe our unique culture and its resulting high levels of associate engagement and retention rates allow us to be better than our competitors in meeting the needs of our clients.

We are engaging with our team members on a regular basis to assess job satisfaction, and we use the information from internal and third-party surveys to improve our ability to attract, develop, and retain talented team members who drive client engagement. Historically, all team members joining Pinnacle, including those joining as a result of an acquisition, have participated in a three-day orientation that focuses on culture. During 2025, we received 15 local or national workplace awards including ranking No. 11 among the 100 Best Companies to Work For, No. 3 Best Workplaces in Financial Services and Insurance, No. 9 Best Workplaces for Millennials and No. 6 Best Workplaces for Women all by Great Place to Work® and FORTUNE Magazine and also earned a spot on PEOPLE Magazine's 100 Companies That Care list. All these honors place heavy emphasis on anonymous surveys of team members in the judging criteria. We believe these awards illustrate that our culture is strong, and our financial returns illustrate that the focus on culture is a winning business strategy. As of December 31, 2025, we employed 3,709.0 full-time equivalent team members, up from 3,565.5 full-time equivalent team members at December 31, 2024.

None of our team members are represented by a union, collective bargaining agreement or similar arrangement, and we have not experienced any labor disputes or strikes arising from any organized labor groups. We aim to create a great place to work for all our team members, which depends on engaging every team member so they feel supported, safe and like they belong. We believe that highly engaged team members make highly effective teams and that intentionally building a culture where team members of all backgrounds, experiences and viewpoints feel like one unified team is critical to our success. We are guided by the foundational elements of our team member guide, code of conduct and other applicable policies, namely that all people deserve a great place to work and do business. Members of Pinnacle's Team Member Engagement team lead and coordinate this focused effort and continued commitment. At December 31, 2025, 65% of our team members were women and approximately 19% identify themselves as part of a racial or ethnic minority group. Among the Company’s 212-person Leadership Team at December 31, 2025, women made up approximately 38% of these team members, up from 23% in 2020, while minorities accounted for approximately 9% of the Leadership Team members, up from 4% in 2020. A senior leadership team made up of a subset of these Leadership Team members consists of 13 team members, with women making up 23% of this group at December 31, 2025 and minorities making up 15% at that date. Though we are proud of the culture we have created, we have implemented several initiatives aimed at continuing to create a firm where all of our team members feel valued and like they belong including enhanced training, leadership succession initiatives and the development of a multi-year strategy to focus on expanding our workforce makeup as we seek to develop an organization that is representative of all the communities we serve. This workforce enhancement process includes a number of initiatives that are underway to build broader networks with additional agencies and community organizations as we look to recruit and develop future team members and leaders. Through these initiatives, we have expanded our workforce makeup in our leadership succession plan.

Serving the needs of all the members of our communities also remains an important part of our strategy. For years, we have focused our community investment efforts on giving within four categories that we believe improve the quality of life of the citizens in our communities: education, health and human services, economic development and the arts. We also empower our team members to serve the causes about which they are most passionate.

OTHER INFORMATION

Investment Securities

In addition to loans, Pinnacle Bank has investments primarily in United States treasury and agency securities, agency sponsored mortgage-backed securities, corporate bonds and state and municipal securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The Risk Committee of our board of directors reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to Pinnacle Bank's asset liability management policy as set by the board of directors.

Asset and Liability Management

Our Asset Liability Management Committee ("ALCO"), composed of senior managers of Pinnacle Bank, manages Pinnacle Bank's assets and liabilities and strives to provide a stable, optimized net interest income and margin, adequate liquidity and ultimately a suitable after-tax return on assets and return on equity. ALCO conducts these management functions within the framework of written policies that Pinnacle Bank's board of directors has adopted. ALCO works to maintain an acceptable position between rate sensitive assets and rate sensitive liabilities. The Risk Committee of the board of directors oversees the ALCO function on an ongoing basis.

Available Information

The Securities and Exchange Commission (SEC) maintains an Internet site at www.sec.gov that contains the reports, proxy and information statements, and other information we have filed or furnished with the SEC.

Our website address is www.pnfp.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge through our website, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

Our Corporate Governance Guidelines, Corporate Code of Conduct for directors, officers and employees, and the charters of our Audit Committee, Human Resources and Compensation Committee, Executive Committee, Risk Committee, Nominating and Corporate Governance Committee and Climate Sustainability Committee of our board of directors, as of December 31, 2025, were located in the Investor Relations section of our website at www.pnfp.com. Similar documents for New Pinnacle as of the effective time of the Merger are located in that same section of our website. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Corporate Code of Conduct, Corporate Governance Guidelines or current committee charters on our website. New Pinnacle's corporate governance materials are available free of charge upon request to our Corporate Secretary at our corporate headquarters, Pinnacle Financial Partners, Inc., 3400 Overton Park Drive, Atlanta, Georgia 30339. Our telephone number for our corporate headquarters is (706) 641-6500.

SUPERVISION AND REGULATION

At December 31, 2025, both Pinnacle Financial and Pinnacle Bank as well as many of their subsidiaries and entities in which they had made investments were subject to extensive state and federal banking and other laws and regulations that impose restrictions on and provide for general regulatory oversight of Pinnacle Financial's and Pinnacle Bank's and these subsidiaries’ operations. These laws and regulations are generally intended to protect depositors and borrowers, not shareholders.

Pinnacle Financial

Pinnacle Financial is a bank holding company under the federal Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”) that has elected to become a "financial holding company" thereunder. As a result, it is subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve").

Acquisition of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:
•Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;
•Acquiring all or substantially all of the assets of any bank; or
•Subject to certain exemptions, merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would substantially lessen competition or otherwise function as a restraint of trade, or result in or tend to create a monopoly, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the communities to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned; the effectiveness of the applicant in combating money laundering; the convenience and needs of the communities to be served; and the extent to which the proposal would result in greater or more concentrated risk to the United States banking or financial system.

Under the Bank Holding Company Act, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), if well capitalized and well managed, a bank holding company located in Tennessee may purchase a bank located outside of Tennessee. Conversely, a well capitalized and well managed bank holding company located outside of Tennessee may purchase a bank located inside Tennessee. In each case, however, state law restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Tennessee law currently prohibits a bank holding company from acquiring control of a Tennessee-based financial institution until the target financial institution has been in operation for three years. Tennessee law also prohibits a bank holding company from acquiring a Tennessee bank if the acquisition would result in the bank or bank holding company controlling 30% or more of the insured deposits in Tennessee.

Change in Bank Control. Subject to various exceptions, the Federal Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company, together with any other person deemed to be acting in concert with such individual or company, acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if an individual or company, together with any other person deemed to be acting in concert with such individual or company, acquires 10% or more, but less than 25%, of any class of voting securities and either:

•The bank holding company has registered securities under Section 12 of the Exchange Act; or
•No other person owns a greater percentage of that class of voting securities immediately after the transaction.

Prior to the consummation of the Merger, Pinnacle Financial's common stock was registered under Section 12 of the Exchange Act. The regulations provide a procedure for challenge of the rebuttable control presumption.

Permitted Activities. Bank holding companies generally are prohibited, except in certain statutorily prescribed instances including exceptions for financial holding companies, from acquiring direct or indirect ownership or control of 5% or more of any class of the outstanding voting securities of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, subject to prior notice or Federal Reserve approval, bank holding companies may engage in, or acquire shares of companies engaged in, activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act” or “GLB”) amended the Bank Holding Company Act and expanded the activities in which bank holding companies and affiliates of banks are permitted to engage. The Gramm-Leach-Bliley Act eliminated many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers, and provided that holding companies which elected to become financial holding companies, as Pinnacle Financial did, could engage in activities that are:

•Financial in nature;
•Incidental to a financial activity (as determined by the Federal Reserve in consultation with the Secretary of the U.S. Treasury); or
•Complementary to a financial activity and do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally (as determined by the Federal Reserve).

The Gramm-Leach-Bliley Act identifies the following activities as financial in nature:

•Lending, exchanging, transferring, investing for others, or safeguarding money or securities;
•Insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability or death, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;
•Providing financial, investment, or economic advisory services;
•Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;
•Underwriting, dealing in or making a market in securities;
•Activities that the Federal Reserve has determined by order or regulation to be so closely related to banking or managing or controlling banks as to be a proper incident to banking or managing or controlling banks;
•Activities permitted outside of the United States that the Federal Reserve has determined to be usual in connection with banking or other financial operations abroad;
•Merchant banking, including through securities or insurance affiliates; and
•Insurance company portfolio investments.

The Gramm-Leach-Bliley Act also authorizes the Federal Reserve, in consultation with the Secretary of the U.S. Treasury, to determine activities in addition to those listed above that are financial in nature or incidental or complementary to such financial activity. In determining whether a particular activity is financial in nature or incidental or complementary to a financial activity, the Federal Reserve must consider (1) the purpose of the Bank Holding Company Act and the Gramm-Leach-Bliley Act, (2) changes or reasonably expected changes in the marketplace in which financial holding companies compete and in the technology for delivering financial services, and (3) whether the activity is necessary or appropriate to allow financial holding companies to effectively compete with other financial service providers and to efficiently deliver information and services. Pinnacle Financial became a financial holding company effective as of February 17, 2016.

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be "well capitalized" and "well managed" and, except in limited circumstances, in satisfactory compliance with the Community Reinvestment Act, as discussed in the section captioned “Community Reinvestment Act” below. A depository institution subsidiary is considered to be "well capitalized" if it satisfies the requirements for this status discussed in the section captioned "Capital Adequacy" below. A depository institution subsidiary is considered "well managed" if it received a composite rating and management rating of at least "satisfactory" in its most recent examination. A financial holding company's status will also depend upon it maintaining its status as "well capitalized" and "well managed" under applicable Federal Reserve regulations. If a financial holding company and its depository institution subsidiaries cease to meet these capital and management requirements, the Federal Reserve's regulations provide that the financial holding company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. Until the financial holding company (including its depository institution subsidiaries) returns to compliance, the Federal Reserve may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve. If the financial holding company (including its depository institution subsidiaries) does not return to compliance within 180 days, the Federal Reserve may require divestiture of the holding company's depository institutions or alternatively the holding company may be required to cease to engage in the activities that it is engaged in that a bank holding company is not permitted to engage in without being a financial holding company.

In order for a financial holding company to commence any new activity permitted by the Bank Holding Company Act or to acquire a company engaged in any new activity permitted by the Bank Holding Company Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least "satisfactory" in its most recent examination under the Community Reinvestment Act.

Despite prior approval, the Federal Reserve may order a financial holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the financial holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of any of its bank subsidiaries or if there is a failure to maintain certain capital or management standards.

Support of Subsidiary Institutions. Pinnacle Financial is required to act as a source of financial and managerial strength for its bank subsidiary, Pinnacle Bank, and to commit resources to support Pinnacle Bank. This support can be required at times when it would not be in the best interest of Pinnacle Financial's shareholders or creditors to provide it. In the event of Pinnacle Financial's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of Pinnacle Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.

Pinnacle Bank

Pinnacle Financial owns one bank - Pinnacle Bank. Pinnacle Bank is a state bank chartered under the laws of the State of Tennessee. Prior to the consummation of the Merger, Pinnacle Bank was not a member of the Federal Reserve, and as a result, it was subject to the supervision, examination and reporting requirements and the regulations of the FDIC and Tennessee Department of Financial Institutions (TDFI). Upon consummation of the Merger, Pinnacle Bank became a member of the Federal Reserve, and is now subject to the supervision, examination and reporting requirements and the regulations of the Federal Reserve. It remains subject to the supervision, examination and reporting requirements and the regulations of the TDFI. The TDFI has the authority to approve or disapprove mergers, the issuance of preferred stock and capital notes by Pinnacle Bank, the establishment of branches and similar corporate actions. The TDFI regularly examines state banks like Pinnacle Bank and in connection with its examinations may identify matters necessary to improve a bank's operation in accordance with principles of safety and soundness. The Federal Reserve and FDIC also have examination powers with respect to state, non-member banks like Pinnacle Bank. Any matters identified in such examinations are required to be appropriately addressed by the bank. Pinnacle Bank is also subject to numerous state and federal statutes and regulations that will affect its business, activities and operations.

Branching. While the TDFI has authority to approve branch applications, state banks are required by the State of Tennessee to adhere to branching laws applicable to state chartered banks in the states in which they are located. With prior regulatory approval, Tennessee law permits banks based in the state to either establish new or acquire existing branch offices throughout Tennessee. As a result of the Dodd-Frank Act, Pinnacle Bank and any other national or state-chartered bank generally may, with receipt of any required regulatory approvals, branch across state lines to the same extent as banks chartered in the state where the branch is located.

FDIC Insurance. Deposits in Pinnacle Bank are insured by the FDIC up to $250,000 subject to applicable limitations. To offset the cost of this insurance, the FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of an insured depository institution’s assets and liabilities. An institution’s assessment rate depends on the category to which it is assigned and certain adjustments specified by the FDIC, with less risky institutions paying lower assessments. Under the Dodd-Frank Act, the FDIC has adopted regulations that base deposit insurance assessments on total assets less capital rather than deposit liabilities and include off-balance sheet liabilities of institutions and their affiliates in risk-based assessments. After an institution's average assets exceed $10 billion over four quarters as is the case for Pinnacle Bank, the assessment rate increases compared to institutions at lower average asset levels. In addition, for larger institutions, like Pinnacle Bank, the FDIC uses a performance score and a loss-severity score that are used to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank’s capital level and supervisory ratings and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. Continued increases in our FDIC insurance premiums could have an adverse effect on Pinnacle Bank’s and Pinnacle Financial’s results of operations.

In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the Deposit Insurance Fund ("DIF") incurred as a result of bank failures that occurred during the first half of 2023 and the FDIC's use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The special assessment was based on estimated uninsured deposits as of December 31, 2022 (excluding the first $5.0 billion) and was assessed at a quarterly rate of 3.36 basis points, over the first seven quarterly assessment periods and will be assessed at a quarterly rate of 2.97 basis points for the quarter ended March 31, 2026. The assessments began in the first quarter of 2024. As a result of this final rule, Pinnacle Financial accrued $29.0 million related to this assessment in the fourth quarter of 2023 and an additional $6.8 million in 2024 and reduced its accrual by $7.5 million in 2025 as a result of the revised guidance provided by the FDIC in the fourth quarter of 2025. These amounts represented Pinnacle Financial's then current expectation of the full amount of the assessment based on Pinnacle Financial's total uninsured deposits as of December 31, 2022. Under the final rule, the estimated loss pursuant to the systemic risk determination will be periodically adjusted, and the FDIC has retained the ability to cease collection early, extend the special assessment collection period, offset against the regular assessment for banks subject to the special assessment or impose a final shortfall special assessment on a one-time basis. The extent to which any such additional future assessments will impact Pinnacle Bank's future deposit insurance expense is currently uncertain.

The FDIC may terminate its insurance of an institution's deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

General Enforcement Authority of Regulators

Bank holding companies (including those that have elected to be financial holding companies) and insured banks also may be subject to potential enforcement actions of varying levels of severity by the federal regulators for unsafe or unsound practices in conducting their business, or for violation of any law, rule, regulation, condition imposed in writing by any applicable agency or term of a written agreement with that agency. In more serious cases, enforcement actions may include the issuance of directives to increase capital; the issuance of formal and informal agreements; the imposition of civil monetary penalties; the issuance of a cease and desist order that can be judicially enforced; the issuance of removal and prohibition orders against officers, directors, and other institution-affiliated parties; the termination of the bank’s deposit insurance; the appointment of a conservator or receiver for the bank; and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

Capital Adequacy

The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Pinnacle Bank was also subject to risk-based and leverage capital requirements as of December 31, 2025 adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. Pinnacle Bank is now subject to the risk-based and leverage capital requirements adopted by the Federal Reserve for banks. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. Tennessee state banks are required to have the capital structure that the TDFI deems adequate, and the Commissioner of the TDFI as well as federal regulators may require a state bank (or its holding company in the case of federal regulators) to increase its capital structure to the point deemed adequate by the Commissioner or such other federal regulator before granting approval of a branch application, merger application or charter amendment.

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, and for the most part these provisions have resulted in insured depository institutions and their holding companies being subject to more stringent capital requirements than before passage of the act. Under the Dodd-Frank Act, federal regulators have established minimum Tier 1 leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements require that a bank holding company maintain a ratio of Tier 1 capital to average assets, less goodwill, other intangible assets and other required deductions ("Tier 1 leverage ratio") of not less than 4% and a total capital ratio of not less than 8%.

In July 2013, the Federal Reserve and the FDIC approved final rules that substantially amended the regulatory capital rules applicable to Pinnacle Bank and Pinnacle Financial, effective January 1, 2015. The final rules implement the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" (Basel III) and changes required by the Dodd-Frank Act.

Under these rules, the leverage and risk-based capital ratios of bank holding companies like Pinnacle Financial may not be lower than the leverage and risk-based capital ratios for insured depository institutions like Pinnacle Bank. The final capital rules implementing Basel III include minimum risk-based capital and leverage ratios for banks and their holding companies. Moreover, these rules refined the definition of what constitutes "capital" for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock and related surplus, less goodwill and other specified intangible assets and other regulatory deductions. Tier 2 capital generally consists of perpetual preferred stock and related surplus not meeting the Tier 1 capital definition, qualifying trust preferred securities and subordinated debt, qualifying mandatorily convertible debt securities and a limited amount of the allowance for credit losses.

The minimum capital level requirements applicable to bank holding companies and banks subject to the federal regulators' capital rules are: (i) a Tier 1 common equity (“CET1”) capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also established a "capital conservation buffer" of 2.5% (to consist of CET1 capital) above the regulatory minimum capital ratios that has resulted in the following minimum ratios: (i) a CET1 capital ratio of 7%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for any such actions.

Under the Basel III capital rules, CET1 consists of common stock and paid in capital and retained earnings. CET1 is reduced by goodwill, certain intangible assets, net of associated deferred tax liabilities, deferred tax assets that arise from tax credit and net operating loss carryforwards, net of any valuation allowance, and certain other items specified in the Basel III capital rules. The Basel III capital rules also provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and investments in non-consolidated financial institutions be deducted from CET1 to the extent that any such category exceeds 25% of CET1.

The final rules allowed banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. Pinnacle Financial and Pinnacle Bank each opted out of this requirement.

Pinnacle Financial must qualify as "well capitalized," among other requirements, in order for it to engage in certain acquisitions or be eligible for expedited treatment of certain regulatory applications, including those related to mergers and acquisitions. For Pinnacle Financial to qualify as "well capitalized," for these purposes it must have a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10% and not be subject to a written agreement, order or directive to maintain a specific capital level.

Failure to meet statutorily mandated capital requirements or more restrictive ratios separately established for a depository institution or its holding company by its regulators could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits and other restrictions on its business.

Additionally, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") establishes a system of prompt corrective action (“PCA”) to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into one of which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator within a specified period for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

Under FDIC regulations, a state regulated bank which is not a member of the Federal Reserve (a state non-member bank) like Pinnacle Bank was at December 31, 2025, would qualify as "well capitalized" under PCA if it had a Tier 1 leverage ratio of 5% or better, a CET1 capital ratio of 6.5% or better, a Tier 1 risk-based capital ratio of 8% or better, a total risk-based capital ratio of 10% or better, and is not subject to a regulatory agreement, order or directive to maintain a specific level for any capital measure. A state non-

member bank like Pinnacle Bank was at December 31, 2025 would qualify as "adequately capitalized" if it has a Tier 1 leverage ratio of at least 4%, a CET1 capital ratio of 4.5% or better, a Tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 8.0% and does not meet the definition of a well-capitalized bank. Lower levels of capital result in a bank being considered undercapitalized, significantly undercapitalized and critically undercapitalized. State non-member banks like Pinnacle Bank was at December 31, 2025 were required to be "well capitalized" in order to take advantage of expedited procedures on certain applications, such as those related to the opening of branches and mergers, and to accept and renew brokered deposits without further regulatory approval.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. In addition, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The FDIC is required to resolve a bank when its ratio of tangible equity to its federal regulatory tangible assets reaches 2%. The regulations also establish procedures for downgrading an institution into a lower capital category based on supervisory factors other than capital.

The Basel III capital rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to the rules impacting Pinnacle Financial’s and Pinnacle Bank’s determination of risk-weighted assets include, among other things:

•applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans;
•assigning a 150% risk weight to the unsecured portion of non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status;
•providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (previously set at 0%);
•providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction;
•providing for a 600% risk weight on certain equity exposures; and
•eliminating the 50% cap on the risk weight for OTC derivatives.

In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as “Basel IV” or the “Basel III Endgame.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets (“RWA”), which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. In July 2023, federal banking regulators issued a joint agency proposal that sought to implement the final components of the Basel III Endgame as well as seeking to make changes aimed at addressing the underlying causes of the turmoil in the banking industry that was experienced in the first half of 2023 with the failure of certain larger financial institutions. The proposal sought to revise the capital framework for banks with total assets of $100 billion or more in four main areas of credit risk, market risk, operational risk and credit valuation adjustment risk. The proposal also would have required banks with total assets of $100 billion or more to include unrealized gains and losses from certain securities in their capital ratios, to comply with supplementary leverage ratio requirements and to comply with countercyclical capital buffer requirements, if activated. The comment period for these proposed changes ended in January 2024, and the proposed rule changes have not yet been finalized. The regulatory agencies have indicated that a modified version of the proposed rule change would be re-proposed and Pinnacle Financial is monitoring developments in this area.

At December 31, 2025, Pinnacle Bank's CET1 capital ratio was 11.1%, Tier 1 risk-based capital ratio was 11.1%, total risk-based capital ratio was 12.1% and Tier 1 leverage ratio was 9.4%, compared to 11.6%, 11.6%, 12.5% and 9.8% at December 31, 2024, respectively. At December 31, 2025, Pinnacle Financial's CET1 capital ratio was 10.9%, Tier 1 risk-based capital ratio was 11.3%, total risk-based capital ratio was 13.0% and Tier 1 leverage ratio was 9.6%, compared to 10.8%, 11.3%, 13.1% and 9.6% at December 31, 2024, respectively. All of these ratios exceeded regulatory minimums and those required by Basel III and FDICIA (including after application of any applicable capital conservation buffer) to be considered well capitalized. More information concerning Pinnacle Financial's and Pinnacle Bank's regulatory ratios at December 31, 2025 is included in Note 20 to the "Notes to Consolidated Financial Statements" included elsewhere in this Annual Report on Form 10-K.

Capital Planning

Banking organizations must have appropriate capital planning processes, with proper oversight from the board of directors. Accordingly, pursuant to a separate, general supervisory letter from the Federal Reserve, bank holding companies are expected to conduct and document comprehensive capital adequacy analyses prior to the declaration of any dividends (on common stock, preferred stock, trust preferred securities or other Tier 1 capital instruments), capital redemptions or capital repurchases. Moreover, the federal banking agencies have adopted a joint agency policy statement, noting that the adequacy and effectiveness of a bank’s interest rate risk management process and the level of its interest rate exposures are critical factors in the evaluation of the bank’s capital adequacy. A bank with material weaknesses in its interest rate risk management process or high levels of interest rate exposure relative to its capital will be directed by the relevant federal banking agencies to take corrective actions.

In January 2024, Pinnacle Financial’s board of directors authorized a share repurchase program for up to $125.0 million of Pinnacle Financial’s outstanding common stock, which was scheduled to expire upon the earlier of Pinnacle Financial’s repurchase of shares of its outstanding common stock having an aggregate purchase price of $125.0 million or March 31, 2025. In addition, in January 2025, Pinnacle Financial’s board of directors approved a subsequent repurchase program for up to $125.0 million, which commenced upon the expiration of the prior program and expired upon the consummation of the Merger. During 2025, Pinnacle Financial repurchased no shares of its common stock under such share repurchase program.

Payment of Dividends

Pinnacle Financial is a legal entity separate and distinct from Pinnacle Bank. Though Pinnacle Financial had cash and cash equivalents of $462.4 million as of December 31, 2025, the principal source of Pinnacle Financial's cash flow, including cash flow to pay interest to its holders of subordinated debentures and subordinated notes, and any dividends payable to common shareholders and holders of its preferred stock, are dividends that Pinnacle Bank pays to Pinnacle Financial as its sole shareholder. Under Tennessee law at December 31, 2025, Pinnacle Financial was not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if it were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, Pinnacle Financial's board of directors must consider its and Pinnacle Bank's current and prospective capital, liquidity, and other needs.

In addition to state law limitations on Pinnacle Financial's ability to pay dividends, the Federal Reserve imposed at December 31, 2025 limitations on Pinnacle Financial's ability to pay dividends. As noted above, effective January 1, 2016, Federal Reserve regulations limit dividends, stock repurchases and discretionary bonuses to executive officers if Pinnacle Financial's regulatory capital is below the level of regulatory minimums plus the applicable capital conservation buffer. Additionally, it is Federal Reserve policy that bank holding companies generally should pay dividends on common stock only out of net income available to common shareholders over the past year and only if the prospective rate of earnings retention appears consistent with the organization's current and expected future capital needs, asset quality and overall financial condition. Federal Reserve policy also provides that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company's capital structure. See "Capital Adequacy" above.

Statutory and regulatory limitations also apply to Pinnacle Bank's payment of dividends to Pinnacle Financial. Pinnacle Bank is required by Tennessee law to obtain the prior approval of the Commissioner of the TDFI for payments of dividends if the total of all dividends declared by its board of directors in any calendar year will exceed (1) the total of Pinnacle Bank's net income for that year, plus (2) Pinnacle Bank's retained net income for the preceding two years. As of December 31, 2025, Pinnacle Bank could pay dividends to Pinnacle Financial of up to $1.3 billion. Generally, federal regulatory policy encourages holding company debt to be serviced by subsidiary bank dividends or additional equity rather than debt issuances. Pinnacle Financial had available cash balances of approximately $462.4 million at December 31, 2025 that could be used to pay its obligations and support Pinnacle Bank.

The payment of dividends by Pinnacle Bank and Pinnacle Financial may also be affected by other factors, such as the requirement to maintain adequate capital above statutory and regulatory requirements imposed on Pinnacle Bank or Pinnacle Financial by their regulators. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the applicable federal regulations, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized.

During the fourth quarter of 2013, Pinnacle Financial initiated a quarterly common stock dividend in the amount of $0.08 per share. The board of directors of Pinnacle Financial has increased the dividend amount per share over time. The most recent increase occurred on January 21, 2025, when the board of directors increased the dividend to $0.24 per share from $0.22 per share. During the year ended December 31, 2025, Pinnacle Financial paid $74.7 million in net dividends to its common shareholders.

During the second quarter of 2020, Pinnacle Financial issued 9.0 million depositary shares, each representing a 1/40th interest in a share of its 6.75% fixed rate non-cumulative, perpetual preferred stock, Series B (Series B Preferred Stock) in a registered public offering to both retail and institutional investors. During the years ended December 31, 2023, 2024, and 2025, Pinnacle Financial paid $15.2 million in dividends on its Series B Preferred Stock.

The amount and timing of all future dividend payments, if any, including on the Series B Preferred Stock, is subject to our board's discretion and will depend on our earnings, capital position, financial condition and other factors, including, if necessary, our receipt of dividends from Pinnacle Bank, regulatory capital requirements, as they become known to us and receipt of any regulatory approvals that may become required as a result of our and our bank subsidiary's financial results. If we fail to pay dividends on our Series B Preferred Stock, we will be prohibited from paying dividends on our common stock.

Restrictions on Transactions with Affiliates

Both Pinnacle Financial and Pinnacle Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•A bank's loans or extensions of credit, including purchases of assets subject to an agreement to repurchase, to or for the benefit of affiliates;
•A bank's investment in affiliates;
•Assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;
•The amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates;
•Transactions involving the borrowing or lending of securities and any derivative transaction that results in credit exposure to an affiliate; and
•A bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital stock and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions that is a credit transaction must also meet specified collateral requirements. Pinnacle Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

Pinnacle Financial and Pinnacle Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Pinnacle Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. Among other requirements and limitations, these extensions of credit are subject to certain dollar value limitations, must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and must not involve more than the normal risk of repayment or present other unfavorable features.

Community Reinvestment Act and Fair Lending

The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve and the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods consistent with safe and sound operations of the institutions. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on Pinnacle Bank. Additionally, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements. Pinnacle Bank received a satisfactory CRA rating from its primary federal regulator on its most recent CRA regulatory examination.

In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would have significantly changed existing CRA regulations. In May 2020, the OCC issued its final CRA rule, effective October 1, 2020; however, in December 2021, the OCC revoked the newly issued rule and largely reverted to its prior CRA rule. On October 24, 2023, the OCC, Federal Reserve and FDIC issued a final rule that the regulators believe will strengthen and modernize regulations implementing the CRA. The stated key objectives of the rule are to (1) strengthen the achievement of the core purpose of the CRA, (2) adapt to changes in the banking industry, including the expanded role of mobile and online banking, (3) provide greater clarity and consistency in the application of CRA regulations, (4) tailor performance standards to account for differences in bank size, business models and local conditions, (5) tailor data collection and reporting requirements and use existing data whenever possible, (6) promote transparency and public engagement, (7) confirm that CRA and fair lending responsibilities are mutually reinforcing and (8) promote a consistent regulatory approach that applies to banks regulated by all three agencies. This final rule had an initial effective date of April 1, 2024 though compliance with a majority of the rule’s changes were not required until January 1, 2026, and the data reporting requirements of the final rule were not to take effect until January 1, 2027. However, in 2025, the final rule was rescinded and the prior CRA rules were reinstated.

Pinnacle Bank is also subject to fair lending requirements and reporting obligations involving its home mortgage lending operations. Fair lending laws prohibit discrimination in the provision of banking services, and bank regulators have increasingly focused on the enforcement of these laws. Fair lending laws include the Equal Credit Opportunity Act of 1974 and the Fair Housing Act of 1968, which prohibit discrimination in credit and residential real estate transactions on the basis of prohibited factors including, among others, race, color, national origin, gender and religion. Pinnacle Bank may be liable, either through administrative enforcement or private civil actions, for policies that result in a disparate treatment of or have a disparate impact on a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the U.S. Department of Justice (“DOJ”) for investigation. Pursuant to a Memorandum of Understanding issued in 2023, the DOJ and the Consumer Financial Protection Bureau (“CFPB”) previously agreed to share information, coordinate investigations and generally commit to strengthen their coordination efforts. Pinnacle Bank is required to have a fair lending program that is of sufficient scope to monitor the inherent fair lending risk of the institution and that appropriately remediates issues which are identified.

Enhanced Prudential Standards

The Federal Reserve is required to monitor emerging risks to financial stability and enact enhanced supervision and prudential standards applicable to large bank holding companies and certain non-bank covered companies designated as systemically important by the Financial Stability Oversight Council. The Dodd-Frank Act mandates that certain regulatory requirements applicable to these systemically important financial institutions be more stringent than those applicable to other financial institutions. In 2019, the Federal Reserve adopted new rules impacting certain capital and liquidity requirements and other enhanced prudential standards. The final rules assign all domestic bank holding companies with $100 billion or more in total consolidated assets to one of four categories of tailored regulatory requirements. At December 31, 2025, Pinnacle Financial and Pinnacle Bank were not generally impacted by these rules, though the enhanced prudential standards rules, as amended in 2019, require publicly traded bank holding companies, like Pinnacle Financial, with $50 billion or more in total consolidated assets to establish risk committees, which Pinnacle Financial had done.

Resolution Planning

The FDIC has required insured depository institutions (“IDIs”) with more than $50 billion in total consolidated assets to submit to the FDIC periodic plans for resolution in the event of the institution’s failure. In 2018, the FDIC issued a moratorium on resolution plans for IDIs with more than $50 billion in assets. In August 2023, the FDIC proposed amendments to the resolution planning requirements for IDIs with $50 billion or more in total assets. The amendments, which went into effect on October 1, 2024, require IDIs with between $50 billion and $100 billion in total assets to submit informational filings on a three-year cycle, with an interim supplement updating key information submitted in the off years. IDIs with greater than $100 billion in total assets, other than those that qualify as U.S. global systemically important banking organizations, are required to submit a full resolution plan on a three-year cycle, with interim supplements in the off years. On October 20, 2025, the FDIC advised Pinnacle Bank that an interim resolution plan would be required by July 1, 2026 so long as the Merger closed prior to April 1, 2026.

Cybersecurity and Data Privacy

State and federal banking regulators have issued various policy statements and, in some cases, regulations, emphasizing the importance of technology risk management and supervision. In recent years, the SEC and federal banking agencies have adopted rules and policies that require disclosure related to cybersecurity incidents and cybersecurity risk management, strategy and governance. In general with respect to the rules adopted by the federal banking agencies, a banking organization must notify its primary federal regulator for incidents that have materially disrupted, degraded or impaired - or are reasonably likely to materially disrupt, degrade or impair - (i) the ability of such banking organization to carry out banking operations and activities or deliver banking products and services, (ii) such banking organization’s results of operations, or (iii) the financial stability of the financial sector. The final rule also requires a bank service provider to notify each of its affected customers as soon as possible when it determines that it has experienced a computer-security incident that has caused, or is reasonably likely to cause, a material service disruption for four or more hours. This rule and the earlier such policy statements and regulations indicate that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. A financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack.

Federal statutes and regulations, including the Gramm-Leach-Bliley Act and the Right to Financial Privacy Act of 1978, limit Pinnacle Financial’s and Pinnacle Bank’s ability to disclose non-public information about consumers, customers and employees to nonaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires disclosure of privacy policies and practices relating to sharing non-public information and enables retail customers to opt out of the institution’s ability to share information with unaffiliated third parties under certain circumstances. The Gramm-Leach-Bliley Act also requires Pinnacle Financial and Pinnacle Bank to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information and, if applicable state law is more protective of customer privacy than the Gramm-Leach-Bliley Act, financial institutions, including Pinnacle Bank, will be required to comply with such state law. In addition to their obligations to safeguard customer information under Gramm-Leach-Bliley Act regulations, financial institutions, like Pinnacle Bank, are subject to regulations that require the institutions when they become aware of an incident of unauthorized access to sensitive customer information, to conduct a reasonable investigation to promptly determine the likelihood that the information has been or will be misused. If the institution determines that misuse of the sensitive customer information has occurred or is reasonably possible, it should notify the affected customers as soon as possible. An increasing number of state laws and regulations have been enacted in recent years to implement privacy and cybersecurity standards and regulations, including data breach notification and data privacy requirements. Other nations in which Pinnacle Bank customers do business, such as the European Union, have adopted similar requirements. This trend of state-level and international activity is expected to continue to expand, requiring continual monitoring of developments in the states and nations in which our customers are located and ongoing investments in our information systems and compliance capabilities.

Other laws and regulations impact Pinnacle Financial’s and Pinnacle Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In connection with the regulations governing the privacy of consumer financial information, the federal banking agencies, including the FDIC, have adopted guidelines for establishing information security standards and programs to protect such information. In addition, Pinnacle Bank has established a privacy policy that it believes promotes compliance with the federal requirements.

Incentive Compensation Policies and Restrictions

The federal banking agencies have issued guidance on sound incentive compensation policies that applies to all banking organizations supervised by the agencies (thereby including both Pinnacle Financial and Pinnacle Bank). Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.

The Dodd-Frank Act required the federal banking agencies and the SEC to establish joint regulations or guidelines for specified regulated entities, such as us, having at least $1 billion in total assets, to prohibit incentive-based payment arrangements that encourage inappropriate risk taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. Pursuant to SEC regulations and Nasdaq rules enacted in 2022, Pinnacle Financial adopted a "clawback" policy in 2023 with respect to the recovery of incentive-based compensation paid to current or former executive officers in the event of material noncompliance with any financial reporting requirement under the securities laws. A copy of this clawback policy that was in effect at December 31, 2025 is included as Exhibit 97.1 to this Form 10-K.

The Federal Reserve will review, as part of its standard, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as Pinnacle Financial, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The scope and content of the U.S. banking regulators’ policies on executive compensation may continue to evolve in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate key employees.

Other Consumer Laws and Regulations

Interest and other charges collected or contracted for by Pinnacle Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Service Members Civil Relief Act, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligations for which the borrower is a person on active duty with the United States military.

Pinnacle Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

•Federal Truth-In-Lending Act, governing disclosures of credit terms and costs to consumer borrowers, giving consumers the right to cancel certain credit transactions, and defining requirements for servicing consumer loans secured by a dwelling;
•Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
•Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies;
•Service Members Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons in active military service;
•Rules and regulations of the various federal agencies charged with the responsibility of implementing the federal laws;
•Electronic Fund Transfers Act, which regulates fees and other terms of electronic funds transactions;
•Fair and Accurate Credit Transactions Act of 2003, which permanently extended the national credit reporting standards of the Fair Credit Reporting Act, and permits consumers, including our customers, to opt out of information sharing among affiliated companies for marketing purposes and requires financial institutions, including banks, to notify a customer if the institution provides negative information about the customer to a national credit reporting agency or if the credit that is granted to the customer is on less favorable terms than those generally available; and
•Real Estate Settlement and Procedures Act of 1974, which affords consumers greater protection pertaining to federally related mortgage loans by requiring, among other things, improved and streamlined loan estimate forms including clear summary information and improved disclosure of yield spread premiums.

Pinnacle Bank's deposit operations are also subject to federal regulation, including the following:

•Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•Electronic Fund Transfers Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities (including with respect to the permissibility of overdraft charges) arising from the use of automated teller machines and other electronic banking services;
•Truth in Savings Act, which requires depository institutions to disclose the terms of deposit accounts to consumers;
•Expedited Funds Availability Act, which requires financial institutions to make deposited funds available according to specified time schedules and to disclose funds availability policies to consumers; and
•Check Clearing for the 21st Century Act ("Check 21"), which is designed to foster innovation in the payments system and to enhance its efficiency by reducing some of the legal impediments to check truncation. Check 21 created a new negotiable instrument called a substitute check and permits, but does not require banks to truncate original checks, process check information electronically, and deliver substitute checks to banks that wish to continue receiving paper checks.

Pinnacle Bank's loan and deposit operations are both subject to the Bank Secrecy Act (“BSA”) which governs how banks and other firms report certain currency transactions and maintain appropriate safeguards against "money laundering" activities as discussed in the section captioned “Anti-Terrorism Legislation and Anti-Money Laundering” below.

Anti-Terrorism Legislation and Anti-Money Laundering

Pursuant to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA PATRIOT”) Act of 2001, as amended, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers.

A major focus of governmental policy on financial institutions has been aimed at combating money laundering and terrorist financing. The BSA and its implementing regulations and parallel requirements of the federal banking regulators require Pinnacle Bank to maintain a risk-based anti-money laundering (“AML”) program reasonably designed to prevent and detect money laundering and terrorist financing and to comply with the recordkeeping and reporting requirements of the BSA, including the requirement to report suspicious activity. The USA PATRIOT Act substantially broadened the scope of AML laws and regulations by imposing significant new compliance and due diligence obligations on financial institutions, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Financial institutions, including banks, are required under final rules implementing Section 326 of the USA PATRIOT Act to establish procedures for collecting standard information from customers opening new accounts and verifying the identity of these new account holders within a reasonable period of time. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must take certain steps to assist government agencies in detecting and preventing money laundering and to report certain types of suspicious transactions. In May 2016, Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued rules under the BSA requiring financial institutions to identify the beneficial owners who own or control certain legal entity customers at the time an account is opened and to update their AML compliance programs to include risk-based procedures for conducting ongoing customer due diligence. We have implemented procedures designed to comply with these requirements. In January 2021, the Anti-Money Laundering Act of 2020 ("AMLA"), which amends the BSA, was enacted as part of the National Defense Authorization Act for Fiscal Year 2021. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; and expands enforcement and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.

Pinnacle Bank has policies and procedures in place designed to comply with the USA PATRIOT Act and the AMLA, the BSA and the other regulations targeting terrorism and money laundering. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to consider the effectiveness of the AML activities of the applicants. Material deficiencies in AML compliance, and non-compliance with related requirements such as the U.S. economic and trade sanctions regimes, can result in public enforcement actions by the bank regulatory agencies and other government agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such enforcement actions could also have serious financial, legal and reputational consequences for Pinnacle Financial and Pinnacle Bank including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

In June 2024, FinCEN issued proposed rules to update the requirements for supervised institutions to establish, implement and maintain effective, risk-based and reasonably designed AML and countering the financing of terrorism (“CFT”) programs. The proposed rules would require supervised institutions to identify, evaluate and document the regulated institution’s money laundering, terrorist financing and other illicit finance activity risks, as well as consider, as appropriate, FinCEN’s published national AML and CFT priorities. In July 2024, federal banking regulatory agencies issued proposed rules that would revise each agency’s rules for AML and CFT, and were meant to align with rule changes proposed by FinCEN. These rule changes have not become effective, and if they become effective, would require Pinnacle Bank to implement additional compliance measures.

The Office of Foreign Assets Control

The Office of Foreign Assets Control (“OFAC”), which is an office in the U.S. Department of the Treasury, is responsible for helping to ensure that U.S. entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts; owned or controlled by, or acting on behalf of target countries, and narcotics traffickers. If a bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze or block the transactions on the account. Pinnacle Bank has appointed a compliance officer to oversee the inspection of its accounts and the filing of any notifications. Pinnacle Bank actively checks high‑risk OFAC areas such as new accounts, wire transfers and customer files. These checks are performed using software that is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons. Failure to comply with these sanctions could have serious financial, legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

The Dodd-Frank Act

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. In 2010, the U.S. Congress passed the Dodd-Frank Act, which includes significant consumer protection provisions related to, among other things, residential mortgage loans that have increased, and are likely to further increase, our regulatory compliance costs. The Dodd-Frank Act also imposes other restrictions on our operations, including restrictions on the types of investments that bank holding companies and banks can make. Failure to comply with the requirements of the Dodd-Frank Act would negatively impact our results of operations and financial condition and could limit our growth or expansion activities. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, such changes could be materially adverse to our investors.

Interchange Fees. The Dodd-Frank Act included provisions (known as the "Durbin Amendment") which restrict interchange fees to those which are "reasonable and proportionate" for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. The Federal Reserve issued final rules implementing the Durbin Amendment on June 29, 2011. In the final rules, interchange fees for debit card transactions were capped at $0.21 plus five basis points (plus $0.01 for fraud loss) in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate. In October 2023, the Federal Reserve issued proposed rules that would reduce the maximum permissible interchange fee cap and would adopt an approach for future adjustments to the interchange fee cap. The interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, only apply to debit card issuers with $10 billion or more in total consolidated assets, like Pinnacle Bank. The implications of the Durbin Amendment first became applicable to us on July 1, 2017.

The Volcker Rule Section 13 of the Bank Holding Company Act and its implementing regulations, commonly referred to as the “Volcker Rule,” prohibit banking entities from engaging in proprietary trading, and prohibits certain interests in, or relationships with, hedge funds or private equity funds. The Volcker Rule applies to Pinnacle Financial, Pinnacle Bank and their affiliates.

In October 2019, the federal banking agencies responsible for implementing the Volcker Rule finalized amendments to their regulations to tailor the Volcker Rule’s compliance requirements to the size and scope of a banking entity’s trading activities, clarify certain key provisions in the Volcker Rule and modify the information that companies are required to provide these agencies. In June 2020, these agencies finalized additional modifications to their regulations expanding the ability of banking entities to make investments in certain types of private equity funds. These amendments became effective on October 1, 2020.

Consumer Financial Protection Bureau. The Dodd-Frank Act also created the CFPB, which took over responsibility for enforcing the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Service Members Civil Relief Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others, on July 21, 2011. We are subject to oversight by the CFPB.

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks including, among other things, the authority to prohibit "unfair, deceptive, or abusive" acts and practices. Abusive acts or practices are defined as those that (1) materially interfere with a consumer's ability to understand a term or condition of a consumer financial product or service, or (2) take unreasonable advantage of a consumer's (a) lack of financial savvy, (b) inability to protect himself in the selection or use of consumer financial products or services, or (c) reasonable reliance on a covered entity to act in the consumer's interests. The CFPB has the authority to investigate possible violations of federal consumer financial law, hold hearings and commence civil litigation. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or an injunction. The CFPB has been active in bringing enforcement actions related to consumer financial protection laws and obtaining the forms of relief described above, though the CFPB’s oversight and enforcement priorities have changed under the current Presidential administration, including with a push to disband the CFPB.

The rules issued by the CFPB have previously impacted Pinnacle Financial's business, including its mortgage loan origination and servicing activities and our service charge practices. Compliance with these rules has increased Pinnacle Financial's overall regulatory compliance costs. On July 1, 2017, the CFPB took over conducting on-site consumer examinations from the FDIC for all regulations that transferred under their supervision, though examinations have ceased under the current Presidential administration.

During 2025, the CFPB withdrew much of its previously issued regulatory guidance, and in the fourth quarter of 2025, the CFPB announced that it had transferred all of its active litigation to the DOJ. On January 12, 2026, the CFPB and DOJ jointly withdrew a previously issued joint statement regarding the implications of a creditor’s consideration of an individual’s immigration status under the Equal Credit Opportunity Act. The impact on Pinnacle Bank of the CFPB’s withdrawal of previously issued regulatory guidance remains uncertain as is the CFPB’s future regulatory oversight function and priorities.

Economic Growth, Regulatory Relief, and Consumer Protection Act. On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Growth Act”). The Growth Act alters some of the provisions of the Dodd-Frank Act. Certain of these provisions, to which we became subject once our total assets exceeded $10 billion, are set out below, along with the changes made to such provisions under the Growth Act.

Under the Dodd-Frank Act, publicly traded bank holding companies with $10 billion or more in total assets like Pinnacle Financial were required to establish a risk committee responsible for oversight of enterprise-wide risk management practices. Pinnacle Financial established a risk committee on February 7, 2017. The Growth Act raised the minimum asset threshold triggering the requirement to establish a risk committee from $10 billion to $50 billion. At the effective time of the Merger, Pinnacle Financial maintained a standalone risk committee.

Pursuant to the Dodd-Frank Act, any banking organization, including whether a bank holding company or a depository institution, with more than $10 billion in total consolidated assets and regulated by a federal financial regulatory agency was required to conduct annual company-run stress tests to ensure it had sufficient capital during periods of economic downturn. Pinnacle Financial’s and Pinnacle Bank’s first stress tests were due in July 2018. The Growth Act raised the asset threshold at which companies are required to conduct the stress tests from $10 billion to $250 billion. While Pinnacle Financial and Pinnacle Bank were not required to annually conduct stress tests under the Dodd-Frank Act at December 31, 2025, both had continued to perform stress tests from time to time in connection with their capital planning processes and to monitor their capital consistent with the safety and soundness expectations of the federal regulators.

While the Economic Growth Act provides some regulatory relief for mid-sized bank holding companies like Pinnacle Financial, most provisions of the Dodd-Frank Act and its implementing regulations remain in place and will continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition and results of operation.

Securities Registration and Listing

Prior to the Effective Time of the Merger, Pinnacle Financial’s securities were registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on the Nasdaq Global Select Market. As such, Pinnacle Financial was subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act, as well as the Marketplace Rules and other requirements promulgated by the Nasdaq Stock Market, LLC.

As a public company, Pinnacle Financial was also subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including, among other things, required executive certification of financial presentations, increased requirements for board audit committees and their members, and enhanced requirements relating to disclosure controls and procedures and internal control over financial reporting.

Insurance Agencies

Each of Miller Loughry Beach, HPB Insurance Group and AdvoCap Insurance Agency is subject to licensing requirements and extensive regulation under the laws of the various states in which it conducts its insurance agency business. These laws and regulations are primarily for the protection of policyholders. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, those authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Licenses may be denied or revoked for various reasons, including for regulatory violations or upon conviction for certain crimes. Possible sanctions that may be imposed for violation of regulations include the suspension of individual employees, limitations on engaging in a particular business for a specified period of time, revocation of licenses, censures and fines.

Broker-Dealer Activities

PNFP Capital Markets, a subsidiary of Pinnacle Bank, is registered as a broker-dealer with the SEC and is a member of FINRA, and, as a result, is subject to regulation by both agencies. PNFP Capital Markets must comply with the financial responsibility rules governing broker-dealers, including Rule 15c3-1 under the Exchange Act, which is designed to measure the general financial condition and liquidity of a broker-dealer and seek to ensure its financial stability in light of its activities. PNFP Capital Markets is also required to maintain minimum net capital levels, which could limit the ability for capital to be withdrawn from it or require a capital infusion from Pinnacle Bank to support growth in its business or new or ongoing activities, like the underwriting of public equity and debt offerings, which it began to participate in during 2024.

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through the Federal Reserve's statutory power to implement national monetary policy in order to, among other things, curb inflation or combat a recession. The Federal Reserve, through its monetary and fiscal policies, affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging provisions for altering the structures, regulations and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute or change in applicable rules or regulations. To date under President Trump's administration, many of the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies under the Biden administration have been reversed, with the Trump administration favoring deregulation and introducing modifications, or in some instances, rescinding existing or proposed regulations, including raising certain assets thresholds above those previously in place. Regardless of this current approach from the Trump administration, we may continue to face enhanced scrutiny from our regulators who may expect us to continue to comply with the current, more stringent requirements as part of their safety and soundness and compliance examinations and general oversight of our operations.

Both Pinnacle Financial and Pinnacle Bank as well as many of their subsidiaries and entities in which they have made investments are subject to extensive state and federal banking and other laws and regulations that impose restrictions on and provide for general regulatory oversight of Pinnacle Financial's and Pinnacle Bank's and these subsidiaries’ operations. These laws and regulations are generally intended to protect depositors and borrowers, not shareholders.

ITEM 1A. RISK FACTORS

Investing in our common stock involves various risks which are particular to our company, our industry and our market areas. If any of the following risks were to occur, we may not be able to conduct our business as currently planned and our results of operations and financial condition could be materially and negatively impacted. These matters could cause the trading price of our common stock to decline in future periods.

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:

Interest Rate Risks
•Our net interest margin, and consequently our net earnings, are significantly affected by interest rate levels.
•The performance of our investment securities portfolio is subject to fluctuation due to changes in interest rates and market conditions, including credit deterioration of the issuers of individual securities.

Credit and Lending Risks
•We have a concentration of credit exposure to borrowers in certain industries, and we also target small to medium-sized businesses and make other loans that may carry increased levels of credit risk.
•Our ability to grow our loan portfolio may be limited by, among other things, economic conditions, competition within our market areas, the timing of loan repayments, our ability to grow our core deposits and our ability to hire and retain experienced bankers and seasonality.
•If our Allowance for Credit Losses is not sufficient to cover losses inherent in our loan or securities portfolios, our results of operations and financial condition will be negatively impacted.
•Our accounting estimates and risk management processes rely on analytical and forecasting models and tools.
•Environmental liability associated with commercial lending could result in losses.
•We depend on the accuracy and completeness of information about customers.
•We may be subject to claims and litigation asserting lender liability.

Liquidity and Capital Risks
•Liquidity risk could impair our ability to fund our operations and jeopardize our financial condition.
•Our ability to maintain required capital levels and adequate sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions.

Operational and Market Risks
•Negative developments in the U.S. and local economies in our primary markets may adversely impact our results in the future.
•Our operations are principally geographically concentrated in certain markets in the southeastern United States, and changes in local economic conditions could impact our profitability.
•Our business may suffer if there are significant declines in the value of real estate in our market areas or other areas where we have made loans secured by real property.
•BHG’s results of operations are a meaningful portion of our results of operations, and adverse events affecting BHG or

BHG’s business that negatively affect its operations, financial results or financial condition, including its ability to sell loans, including through the auction platform it has developed, or retain loans on its balance sheet could significantly impact our results.
•The fair values of our investments in private companies and venture capital funds are likely to fluctuate and the value that we ultimately realize on those investments may vary materially.
•A decline in our stock price or expected future cash flows, or a material adverse change in our results of operations or prospects, could result in impairment of our goodwill.
•Our selection of accounting policies and methods may affect our reported financial results.
•We currently invest in bank owned life insurance and may continue to do so in the future.
•An ineffective risk management framework could have a material adverse effect on our strategic planning and our ability to mitigate risks and/or losses and could have adverse regulatory consequences.
•We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions, compromises, or breaches of security could have a material adverse effect on our financial condition and results of operations, as well as cause legal or reputational harm.
•Our business reputation and relationships are important and any damage to them could have a material adverse effect on our business.
•We face substantial competition and are subject to certain regulatory constraints not applicable to some of our competitors, including non-depository institutions, which may negatively impact our growth or profits.
•The implementation of other new lines of business or new products and services may subject us to additional risk.
•Inability to retain senior management and key employees, including as a result of our combination with Synovus, or to attract new experienced financial services professionals could impair our relationships with our customers, reduce our growth and adversely affect our business.
•We are subject to regulatory oversight and certain litigation, and our expenses related to this oversight and litigation may adversely affect our results.
•Our business is dependent on technology, and an inability to invest in technological improvements may adversely affect our results of operations and financial condition.
•The soundness of other financial institutions, including those with whom we have engaged in transactions, could adversely affect us.
•We may be subject to claims and litigation pertaining to fiduciary responsibility.
•Natural disasters and the affects of a changing climate may adversely affect us and our customers.
•If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential holders of our securities could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.
•Changes in accounting standards may change the way we calculate our Allowance for Credit Losses.

Risks Related to Strategic Initiatives, Including Our Combination with Synovus
•We may not realize all of the anticipated benefits from our recent combination with Synovus, and integrating our and Synovus's operations may be more difficult, costly or time-consuming than expected.
•Our acquisitions and future expansion may result in additional risks.
•We may face risks with respect to future acquisitions.

Regulatory and Compliance Risks
•We operate in a highly regulated industry and changes in the regulatory landscape may increase our operating costs or restrict our activities.
•We must maintain adequate regulatory capital to support our business objectives.
•Pinnacle Financial is required to act as a source of financial and managerial strength for Pinnacle Bank in times of stress.
•Non-compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations related to money laundering and terrorist activity, like those issued by OFAC, could result in fines or sanctions against us or restrict our ability to make acquisitions.

Risks Relating to Our Securities
•The price of our capital stock may be volatile or may decline.
•Our ability to declare and pay dividends is limited.
•Pinnacle Financial has issued subordinated indebtedness the holders of which have rights that are senior to those of Pinnacle

Financial’s shareholders.
•We and/or the holders of certain types of our securities could be adversely affected by unfavorable ratings from rating agencies.
•An investment in the capital stock of a bank holding company is not an insured deposit and is not guaranteed by the FDIC.

Risks Related to Our Business

Interest Rate Risks

Our net interest margin, and consequently our net earnings, are significantly affected by interest rate levels.

Our profitability is dependent to a large extent on net interest income, which is the difference between interest income earned on loans and investment securities and other interest-earning assets and interest expense paid on deposits, other borrowings, subordinated debentures and subordinated notes. The absolute level of interest rates as well as changes in interest rates or that affect the yield curve may affect our level of interest income, the largest component of our gross revenue, as well as the level of our interest expense. Interest rate fluctuations are caused by many factors which, for the most part, are not under our control. For example, national monetary policy has played a significant role in the determination of interest rates and we expect this trend to continue during 2026. Additionally, competition, including competitor pricing, and the resulting negotiations that occur with our customers also impact the rates we collect on loans and the rates we pay on deposits as does our liquidity position and then-current loan demand and our orientation toward loan growth.

Changes in the level of interest rates also may negatively affect our ability to originate loans, the value of our assets (as is currently the case with our investment securities portfolio) and our ability to realize gains from the sale of our assets, all of which could ultimately affect our results of operations and financial condition. A decline in the market value of our assets may limit our ability to borrow additional funds or otherwise create issues for us should our liquidity levels decline. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales are made at prices lower than the amortized costs of the investments, which is the case with a portion of our investment securities portfolio at this time, we will incur losses.

Following changes in the general level of interest rates, our ability to maintain a positive net interest spread is dependent on our ability to increase our loan offering rates (in a rising rate environment), maintain or minimize the decline in our loan offering rates (in a falling rate environment), minimize increases in our deposit rates in a rising rate environment or promptly reduce the rates we pay on deposits in a falling rate environment, and maintain an acceptable level and mix of funding. Although at times we have implemented strategies we believe will reduce the potential effects of changes in interest rates on our net interest income, these strategies may not always be successful, and, in the case of certain hedging strategies, could materially and adversely impact our results of operations if short term interest rates move in a direction that is different than the direction we anticipated at the time we initiated the strategy. Accordingly, changes in levels of market interest rates could materially and adversely affect our net income, net interest income and our net interest margin, asset quality, loan origination volume, liquidity, and overall profitability. We cannot assure you that we can minimize our interest rate risk.

As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our results of operations and financial condition may be negatively affected. Short-term interest rates began to decline from elevated levels in the second half of 2024, continued to decline in 2025 and are expected to decline further in 2026.

If short-term interest rates continue to fall during 2026, as is expected, our ability to lower the rates we pay on deposits will be critical to our ability to maintain or slow any potential decline in our net interest margin, as we anticipate that loan pricing in a falling rate environment would be competitive and existing loans that we have made may be refinanced at lower interest rates, particularly in the case of fixed rate loans with no prepayment penalties. We may also be limited in our ability to lower, in a timely manner, the rates we pay on our brokered deposits and other time deposits with stated maturities.

We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing characteristics, and balances of the different types of our interest-earning assets and interest-bearing liabilities and by utilizing hedging strategies to reduce the impact of changes in rates. Interest-rate risk management techniques are not exact. From time to time, we have repositioned a portion of our investment securities portfolio in an effort to better position our balance sheet for potential changes in short-term rates. We employ the use of models and modeling techniques to quantify the levels of risks to net interest income, which inherently involve the use of assumptions, judgments, and estimates. While we strive to ensure the accuracy of our modeled interest rate risk profile, there are inherent limitations and imprecision in this determination and actual results may differ.

At times, we have entered into certain hedging transactions including interest rate swaps and interest rate floors, which are designed to lessen elements of our interest rate exposure. In addition, from time to time we have utilized fixed-to-floating rate cash flow hedges to manage interest rate exposure for our wholesale borrowings portfolio. In the event that interest rates do not change in the manner that we anticipate at the times we institute our hedging strategies or at the pace that we anticipated, such transactions may materially and adversely affect our results of operations.

Hedging creates certain risks for us, including the risk that the other party to the hedge transaction will fail to perform (known as counterparty risk, which is a type of credit risk), and the risk that the hedge will not fully protect us from loss as intended (known as hedge failure risk). Unexpected counterparty failure or hedge failure could have a significant adverse effect on our liquidity and earnings.

The performance of our investment securities portfolio is subject to fluctuation due to changes in interest rates and market conditions, including credit deterioration of the issuers of individual securities.

Changes in interest rates can negatively affect the performance of most of our investment securities. Interest rate volatility can reduce unrealized gains or increase unrealized losses in our portfolio, as was the case in recent years with the elevated interest rate environment. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic, social and political conditions and issues, including trade disputes and global health pandemics, and other factors beyond our control. Fluctuations in interest rates can materially affect both the returns on and market value of our investment securities. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions.

Our investment securities portfolio consists of certain securities whose trading markets are “not active.” As a result, we utilize alternative methodologies for pricing these securities that include various estimates and assumptions. There can be no assurance that we can sell these investment securities at the price derived by these methodologies, or that we can sell these investment securities at all, which could have an adverse effect on our financial condition, results of operations and liquidity.

We monitor the financial position of the various issuers of investment securities in our portfolio, including each of the state and local governments and other political subdivisions where we have exposure. To the extent we have securities in our portfolio from issuers who have experienced a deterioration of financial condition, or who may experience future deterioration of financial condition, the value of such securities may decline and could result in a write down through income, which could have an adverse effect on our financial condition, results of operations and liquidity.

In addition, from time to time we may restructure portions of our investment securities portfolio as part of our asset liability management strategies as we did in each of 2025, 2024 and 2023 to some extent or in response to liquidity needs, and we may incur losses, which may be material, in connection with any such restructuring. We currently have a significant amount of unrealized losses in our securities portfolio. These losses are largely the result of the rising interest rate environment we experienced prior to 2025 and the continued elevated, though declining, interest rate environment we are currently experiencing. If we were to sell any of these securities before their value recovers, including as a result of asset liability management strategies or in response to liquidity needs, we would be required to recognize these losses and the recognition of those losses could materially and adversely affect our results of operations, capital and financial condition.

Credit and Lending Risks

We have a concentration of credit exposure to borrowers in certain industries, and we also target small to medium-sized businesses and make other loans that may carry increased levels of credit risk.

We have meaningful credit exposures to borrowers in certain businesses, including commercial and residential building lessors, developers of multifamily residential real estate projects, new home builders and music publishers. If the uneven economic environment in our markets currently being experienced extends into 2026 or beyond, or worsens, including as a result of persistent inflation, increased international trade disputes and retaliatory tariffs, elevated short-term interest rates, increased geopolitical tensions around the world, including hostilities in Ukraine and the Middle East and escalating hostilities in Venezuela, and terrorist activity around the world or in the United States, our exposure to these industries or other concentrations could result in increased deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause our results of operations and financial condition to be negatively impacted. Furthermore, any of our large credit exposures that deteriorate unexpectedly could cause us to have to make significant additional credit loss provisions, negatively impacting our results of operations and financial condition.

A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in our market areas. As a result, a relatively high percentage of our loan portfolio consists of commercial loans primarily to small to medium-sized businesses. At December 31, 2025, our commercial and industrial loans accounted for approximately 41.8% of our total loans. Additionally, approximately 39.0% of our commercial real estate loans at December 31, 2025 are owner-occupied commercial real estate loans, which are loans to businesses secured by the businesses’ real estate. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns or instability, or other operational challenges like those resulting from supply chain disruption, severe weather events, international trade disputes and retaliatory tariffs, labor shortages or inflationary pressures on their costs, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small or medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have an adverse impact on the business and its ability to repay its obligations to us. If general economic conditions negatively impact the markets in which we operate and small to medium-sized businesses are adversely affected or our borrowers are otherwise harmed by adverse business developments, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.

Real estate construction and development loans are also an important part of our business. This type of lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Real estate industry pricing dynamics in the geographical markets in which we operate can vary from year to year, and with respect to construction, can vary between project funding and project completion. Asset values to which we underwrite loans can fluctuate from year to year and impact collateral values and the ability of our borrowers to repay their loans. Like regulatory guidelines on commercial real estate loans, federal regulators have issued guidance that imposes additional restrictions on banks with construction and development loans in excess of 100% of total risk-based capital. If our level of these loans was to exceed these guidelines or our own internal guidelines if lower than these regulatory guidelines, our ability to make additional loans in this segment would be limited, which could negatively impact our loan growth.

Weakness in residential real estate market prices as well as demand could result in price reductions in home and land values adversely affecting the value of collateral securing some of the construction and development loans that we hold. Muted demand for new residential mortgage loans as we experienced in recent years, whether the result of higher mortgage interest rates, inflationary pressures on building costs, depressed inventory levels or other factors, could also continue to cause reduced demand for mortgage loans, which would reduce our net interest income and noninterest income levels associated with these types of loans. If economic and real estate market conditions deteriorate in our markets, we may experience increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increases in provision for credit losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of loans, all of which would negatively impact our financial condition and results of operations.

We make loans to portfolio companies of private equity firms and other loans that qualify as highly leveraged transactions. In certain instances, including during challenging or uneven economic environments, these loans may deteriorate and that deterioration may occur quickly. If the private equity sponsor is unwilling or unable to provide necessary support we may suffer losses on these loans that could materially and adversely affect our results of operations.

Our ability to grow our loan portfolio may be limited by, among other things, economic conditions, competition within our market areas, the timing of loan repayments, our ability to grow our core deposits, our ability to hire and retain experienced bankers and seasonality.

Our ability to improve our results of operations is dependent upon, among other things, growing our loan portfolio and increasing net interest income. While we believe that our strategy to grow our loan portfolio is sound and our growth targets are achievable over an extended period of time, competition within our market areas is significant and as a result of that competition, we may experience periods when our loan growth is muted or we could experience declines in our loan portfolio. We compete with both large regional and national financial institutions, who are sometimes able to offer more attractive interest rates and other financial terms than we choose to offer, and smaller community-based financial institutions who seek to offer a similar level of service to that which we offer, sometimes at interest rates more attractive than what we offer. This competition can make loan growth challenging, particularly if we are unwilling to price loans at levels that would cause unacceptable levels of compression of our net interest margin or if we are unwilling to structure a loan in a manner that we believe results in a level of risk to us that we are not willing to accept.

Our ability to grow our loan portfolio is also dependent on our ability to fund loan growth. We primarily seek to fund our loan growth through stable, core deposits, but at times our ability to attract core deposits in amounts sufficient to fund our loan growth has been limited by competitive pressures in our markets, general economic conditions, and our business model that focuses principally on serving small to medium-sized businesses and their owners rather than a broad retail distribution strategy. As a result, at times, our funding sources have consisted of greater amounts of non-core funding. Increased reliance on these non-core funding sources can negatively impact our net interest margin and our net interest income if the rates we pay on these non-core funding sources exceed the rates we would pay on core funding sources.

Larger banks, with a more developed retail footprint, and non-banks, who are able to operate with greater flexibility and lower cost structures due to less regulatory oversight, are better able to attract lower-cost retail deposits or other funding sources than we can, which at times causes us to utilize a larger percentage of noncore funding to fund our loan growth. Our levels of non-core deposits may at times be elevated as competition for, and the rates paid on, core deposits increase. If we are unable to retain or attract core deposits at sufficient levels to fund our loan growth and our percentage of noncore funding rises to levels that approach our policy limits or levels where our regulators express concerns, we may need to modify our growth plans, liquidate certain assets, participate loans to correspondents or execute other actions to allow for us to return to an acceptable level of noncore funding within a reasonable amount of time, any one of which actions could adversely affect our results of operations, particularly during periods of time when our net interest margin is experiencing compression. Moreover, loan growth throughout the year can fluctuate due in part to seasonality of the businesses of our borrowers and potential borrowers and the timing on loan repayments, particularly those of our borrowers with significant relationships with us, resulting from, among other things, excess levels of liquidity.

Much of our organic loan growth that we have experienced in recent years was the result not of strong loan demand but rather of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions. Inability to retain these key personnel (including key personnel of the businesses we have acquired or with which we have combined, like Synovus) or to continue to attract experienced lenders with established books of business (including, in either case, as a result of competitive compensation and other hiring and retention pressures), at all or at the pace we have anticipated, could negatively impact our growth because of the loss of these individuals’ skills and customer relationships and/or the potential difficulty of promptly replacing them. Moreover, if these advisors we hire are unable to cause their customers to move their relationships to us in the time periods that we are targeting or at all, or if we are unable to retain such business, our loan growth may be negatively affected, which could have a material adverse effect on our results of operations and financial condition.

In our efforts to continue to grow our loan portfolio, we have expanded the types of loans that we offer to certain specialty areas, like equipment financing and franchise financing, and these areas remain an important focus of our loan growth plans. Our ability to grow loans in these areas will be dependent on our ability to attract bankers with experience in these areas and those bankers’ ability to win new deals and projects in these spaces. It will also be important for us to adequately underwrite lending opportunities in these new specialty areas and price these transactions at levels that appropriately compensate us for the risks that we assume in these transactions.

If our Allowance for Credit Losses is not sufficient to cover losses inherent in our loan or securities portfolios, our results of operations and financial condition will be negatively impacted.

We maintain allowances for credit losses on loans, securities and off-balance sheet credit exposures. If loan customers with significant loan balances individually or in the aggregate fail to repay their loans, our results of operations, financial condition and capital levels will suffer. We make various assumptions and judgments about the expected losses in our loan portfolio, including the creditworthiness of our borrowers and the value of any collateral securing the loans. Utilizing objective and subjective factors, we maintain an allowance for credit losses, established through a provision for credit losses charged to expense, to cover our estimate of the current expected credit losses in our loan and securities portfolios. In determining the size of this allowance, we utilize estimates based on analyses of volume and types of loans, internal loan classifications, trends in classifications, volume and trends in delinquencies, nonaccruals and charge-offs, loss experience of various loan categories, national and local economic conditions, including unemployment statistics, industry and peer bank loan quality indications, and other pertinent factors and information. Actual losses are difficult to forecast, especially if those losses stem from factors beyond our historical experience or are otherwise inconsistent with our credit quality assessments. If our assumptions are inaccurate, our current allowance may not be sufficient to cover potential credit losses, and additional provisions may be necessary which would negatively impact our results of operations and financial condition.

In addition, federal and state regulators periodically review our loan portfolio and may require us to increase our allowance for credit losses or recognize loan charge-offs or record additional provision expense. Their conclusions about the quality of a particular borrower or our entire loan portfolio may be different than ours. Any increase in our allowance for credit losses, loan charge offs or provision expense as required by these regulatory agencies could have a negative effect on our results of operations and financial condition. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions and forecasted conditions, new information regarding existing loans, identification of additional problem loans, accounting rule changes and other factors, both within and outside of our management’s control. These additions may require increased provision expense which would negatively impact our results of operations and financial condition.

Our accounting estimates and risk management processes rely on analytical and forecasting models and tools.

The processes we use to estimate expected credit losses, calculate our allowance for credit losses and measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other measures of our financial condition and results of operations, depend upon the use of analytical and forecasting models and tools. These models and tools reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the models and tools may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. Any such failure in our analytical or forecasting models and tools could have a material adverse effect on our business, financial condition and results of operations.

Environmental liability associated with commercial lending could result in losses.

In the course of business, Pinnacle Bank may acquire, through foreclosure, or deed in lieu of foreclosure, properties securing loans it has originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, Pinnacle Financial, or Pinnacle Bank, might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties, or these persons may not have sufficient resources to compensate us for our damages, and we could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on our business, results of operations and financial condition.

We operate a number of retail banking facilities and other real properties, any of which may contain hazardous or toxic substances. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Moreover, for the properties that we lease, we may be obligated to indemnify the owner of the property for any such liability.

We depend on the accuracy and completeness of information about customers.

In deciding whether to extend credit or enter into certain transactions, we rely on information furnished by or on behalf of customers, including financial statements, credit reports, tax returns and other financial information. We may also rely on representations of those customers or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading personal information, financial statements, credit reports, tax returns or other financial information, including information falsely provided as a result of identity theft, could have an adverse effect on our business, financial condition and results of operations.

We may be subject to claims and litigation asserting lender liability.

From time to time, and particularly during periods of economic stress, customers, including real estate developers and consumer borrowers, may make claims or otherwise take legal action pertaining to performance of our responsibilities. These claims are often referred to as “lender liability” claims and are sometimes brought in an effort to produce or increase leverage against us in workout negotiations or debt collection proceedings. Lender liability claims frequently assert one or more of the following allegations: breach of fiduciary duties, fraud, economic duress, breach of contract, breach of the implied covenant of good faith and fair dealing, and similar claims. Whether customer claims and legal action related to the performance of our responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a favorable manner, they may result in significant financial liability and/or adversely affect our market reputation, products and services, as well as potentially affecting customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition, results of operations and liquidity.

Liquidity and Capital Risks

Liquidity risk could impair our ability to fund our operations and jeopardize our financial condition.

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Liquidity risk arises from the possibility that we may be unable to satisfy current or future funding requirements and needs.

The objective of managing liquidity risk is to ensure that our cash flow requirements resulting from depositor, borrower and other creditor demands as well as our operating cash needs, are met, and that our cost of funding such requirements and needs is reasonable. At December 31, 2025, we maintained an asset/liability and interest rate risk policy and a liquidity and funds management policy, including a contingency funding plan that, among other things, included procedures for managing and monitoring liquidity risk. Generally, we rely on deposits, repayments of loans and cash flows from our investment securities as our primary sources of funds. Our principal deposit sources include consumer, commercial and public funds customers in our markets. We have used these funds, together with wholesale deposit sources such as brokered deposits, along with Federal Home Loan Bank of Cincinnati (“FHLB”) advances, federal funds purchased and other sources of short-term and long-term borrowings, including subordinated indebtedness, to make loans, acquire investment securities and other assets and to fund continuing operations.

An inability to maintain or raise funds in amounts necessary to meet our liquidity needs could have a substantial negative effect, individually or collectively, on Pinnacle Financial’s and Pinnacle Bank’s liquidity. Our access to funding sources in amounts adequate to finance our activities, including our loan growth, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. For example, factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, increased levels of indebtedness, a reduction in our published credit ratings, any damage to our reputation or any other decrease in depositor or investor confidence in our creditworthiness and business. Our access to liquidity could also be impaired by factors that are not specific to us, such as a decrease in the money supply as a result of actions by the Federal Reserve, severe volatility or disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Any such event or failure to manage our liquidity effectively could affect our competitive position, limit our loan growth, increase our borrowing costs and the interest rates we pay on deposits, limit our access to the capital markets, require us to sell investment securities when they are in a loss position, cause our regulators to criticize our operations and have a material adverse effect on our results of operations or financial condition.

Deposit levels may be affected by a number of factors, including demands by customers, rates paid by competitors (particularly as it relates to brokered deposits and other noncore deposits), general interest rate levels, returns available to customers on alternative investments, financial disintermediation resulting from increasing usage of stablecoins and other cryptocurrencies, government programs, general economic and market conditions and other factors, including a loss of confidence in us by our customers. Loan repayments are a relatively stable source of funds but are subject to the borrowers’ ability to repay loans, which can be adversely affected by a number of factors including changes in general economic and geopolitical conditions, uncertain political conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, prolonged government shutdowns and other factors. Furthermore, loans generally are not readily convertible to cash. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet growth in loans, deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB advances, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, Federal Reserve borrowings, liquidating securities that we own in our investment securities portfolio and/or accessing the equity or debt capital markets. At times we have increased our levels of brokered deposits to provide additional liquidity and fund our loan growth. Increases in our reliance on noncore funding (particularly brokered time deposits) would increase our liquidity risk.

These noncore funding sources can be more rate sensitive than core deposits, and the availability of these noncore funding sources is subject to broad economic conditions, in some instances regulation, and to investor assessment of our financial strength and, as such, the cost of funds may fluctuate significantly and/or the availability of such funds may be restricted, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity. We have somewhat similar risks to the extent high balance core deposits exceed the amount of deposit insurance coverage available and, at times, may be required to increase the rates we pay on these uninsured deposits over those levels we pay on deposits that are fully insured.

In the event that our funding strategies call for the use of brokered deposits, there can be no assurance that such sources will be available, or will remain available, or that the cost of such funding sources will be reasonable, or that we will be able to offer competitive rates to retain these deposits upon their maturity (particularly in a down rate or low rate environment). Additionally, should we no longer be considered well-capitalized, our ability to access new brokered deposits or retain existing brokered deposits could be limited or otherwise affected by market conditions, regulatory requirements or a combination thereof, which could result in most, if not all, brokered deposit sources being unavailable. The inability to utilize brokered deposits as a source of funding could have an adverse effect on our results of operations, financial condition and liquidity.

We anticipate we will continue to rely primarily on deposits, loan repayments, and cash flows from our investment securities to provide liquidity. Additionally, where necessary, the secondary sources of borrowed funds and brokered deposits described above will be used to augment our primary funding sources. If we are unable to access any of these secondary funding sources when needed, or retain these funding sources upon maturity, we might be unable to meet our customers’ or creditors’ needs, which would adversely affect our financial condition, results of operations, and liquidity.

Our ability to maintain required capital levels and adequate sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions.

Federal and state bank regulators require Pinnacle Financial and Pinnacle Bank to maintain adequate levels of capital to support operations. At December 31, 2025, Pinnacle Financial’s and Pinnacle Bank’s regulatory capital ratios were at “well-capitalized” levels under regulatory guidelines. Growth in assets (either organically or as a result of acquisitions) at rates in excess of the rate at which our capital is increased through retained earnings, or significant losses, including as a result of selling investment securities that are in a loss position at the time of sale, will reduce our capital ratios unless we continue to increase capital. Failure by us to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject us to a variety of enforcement remedies available to the federal regulatory authorities and would negatively impact our ability to pursue acquisitions or other expansion opportunities, including through the opening of new branch locations.

We may need to raise additional capital (including through the issuance of common or preferred stock or additional Tier 2 capital instruments) in the future to provide us with sufficient capital resources (or replace expiring capital instruments) and liquidity to meet our commitments and business needs or in connection with our growth or as a result of deterioration in our asset quality. Our ability to maintain capital levels, sources of funding and liquidity could be impacted by negative perceptions of our business or prospects, changes in the capital markets and deteriorating economic and market conditions. Pinnacle Bank is required to obtain regulatory approval in order to pay dividends to Pinnacle Financial unless the amount of such dividends does not exceed its net income for that calendar year plus retained net income for the preceding two years. Any restriction on the ability of Pinnacle Bank to pay dividends to Pinnacle Financial could impact Pinnacle Financial’s ability to continue to pay dividends on its capital stock or its ability to pay interest on its indebtedness.

Unexpected changes in requirements for capital resulting from regulatory actions could require us to raise capital at a time, and at a price, that might be unfavorable, or could require that we forego continuing growth or reduce our current loan portfolio. We cannot assure you that access to capital will be available to us in needed amounts or on acceptable terms or at all. Any occurrence that may limit our access to the capital markets may materially and adversely affect our capital costs and our ability to raise capital and/or debt and, in turn, our liquidity. If we cannot raise additional capital when needed, our ability to expand through internal growth or acquisitions or to continue operations at then-current levels could be impaired. Factors that could adversely affect our ability to raise additional capital or necessary funding include conditions in the capital markets, our past or projected financial performance, our credit ratings, regulatory actions and general economic conditions. Increases in our cost of capital, including dilution and increased interest or dividend requirements, could have a direct adverse impact on our operating performance and our ability to achieve our growth objectives.

Operational and Market Risks

Negative developments in the U.S. and local economies in our primary markets may adversely impact our results in the future.

Our financial performance is highly dependent on the business environment in the markets where we operate and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by, among other causes, declines in economic growth, business activity, investor or business confidence, consumer sentiment, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, natural disasters, international trade disputes and retaliatory tariffs, monetary policy, supply chain disruptions, labor shortages, terrorist attacks, global pandemics, acts of war, or a combination of these or other factors. Inflation rose sharply at the end of 2021 and continued at heightened levels throughout 2023 and into 2024. Heightened levels of inflation remained constant through 2025 and prices are currently expected to remain elevated for many goods and services in the near term. We, along with our customers, experienced an uncertain and volatile economic environment during 2025 due to issues of national security, inflation, international trade disputes and retaliatory tariffs, increasing unemployment and the resulting pressure of these factors on monetary policy. A worsening of business and economic conditions, including as a result of escalating geopolitical tensions around the world (including the ongoing conflicts in Ukraine and the Middle East, the recent actions by the United States government in Venezuela or increased terrorist activity in the United States), persistent inflationary pressures combined with increasing unemployment, and actions taken by the Federal Reserve in response thereto, intensifying trade disputes or retaliatory tariffs, or supply chain disruptions, generally or specifically in the principal markets in which we conduct business, could have adverse effects, including the following:

–a decrease in deposit balances or the demand for loans and other products and services we offer;
–an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us, which could lead to higher levels of nonperforming assets, net charge-offs and provisions for credit losses;
–a decrease in the value of loans and other assets secured by real estate;
–a decrease in net interest income from our lending and deposit gathering activities; and
–an increase in competition resulting from financial services companies.

There can be no assurance that economic conditions will improve in the near term or that conditions will not worsen. Such conditions could adversely affect our business, financial condition, and results of operations.

In addition, over the last several years, the federal government has shut down periodically, in some cases for prolonged periods, including during the fall of 2025, and it is possible that the federal government may shut down again in the future. If another prolonged government shutdown occurs, it could significantly impact business and economic conditions generally or specifically in our principal markets, which could have a material adverse effect on our results of operations and financial condition.

Our operations are principally geographically concentrated in certain markets in the southeastern United States, and changes in local economic conditions could impact our profitability.

A significant percentage of our borrowers at December 31, 2025 were situated in various MSAs in Tennessee, North Carolina, South Carolina, Virginia and Georgia in which we operate. In 2021, we expanded our operations into Alabama and the Washington, D.C. area, and more recently we have expanded into Kentucky and Florida. Our combination with Synovus further expands our presence throughout many markets in the Southeast. Our success significantly depends upon the growth in population, income levels, deposits, employment levels and housing starts in our markets, along with the continued attraction of business ventures to these areas, and our profitability is impacted by the changes in general economic conditions in these markets and other markets in which collateral securing our loans is located. We cannot assure you that economic conditions, including loan demand, in these markets will not remain uneven during 2026 or thereafter, and as a result, we may not be able to grow our loan portfolio in line with our expectations and the ability of our customers to repay their loans to us may be negatively impacted and our financial condition and results of operations could be negatively and materially impacted.

Our business may suffer if there are significant declines in the value of real estate in our market areas or other areas where we have made loans secured by real property.

The market value of real estate can fluctuate significantly in a short period of time, including as a result of market conditions in the geographic area in which the real estate is located. If the value of the real estate serving as collateral for our loan portfolio were to decline materially, a significant part of our loan portfolio could become under-collateralized. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, we may not be able to realize the value of the security anticipated when we originated the loan, which in turn could have an adverse effect on our allowance and provision for credit losses and our financial condition, results of operations and liquidity.

Most of our foreclosed assets are comprised of real estate properties. We carry these properties at their estimated fair values less estimated selling costs. While we believe the carrying values for such assets are reasonable and appropriately reflect current market conditions, there can be no assurance that the values of such assets will not further decline prior to sale or that the amount of proceeds realized upon disposition of foreclosed assets will approximate the carrying value of such assets. If the proceeds from any such dispositions are less than the carrying value of foreclosed assets, we will record a loss on the disposition of such assets, which in turn could have an adverse effect on our results of operations.

Compared to national financial institutions, we are less able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or return of more favorable economic conditions in our primary market areas if they do occur.

BHG’s results of operations are a meaningful portion of our results of operations, and adverse events affecting BHG or BHG’s business that negatively affect its operations, financial results or financial condition, including its ability to sell loans, including through the auction platform it has developed, or retain loans on its balance sheet could significantly impact our results.

Pinnacle Bank holds a 49% interest in BHG. Our share of BHG’s earnings made up a meaningful portion of our noninterest income in 2025, and as a result, a meaningful portion of our net income in that year. While we have a significant stake in BHG, are entitled to designate two members of BHG’s five person board of managers and in some instances have protective rights to block BHG from engaging in certain activities, the other managers and members of BHG may make most decisions regarding BHG’s and its subsidiaries’ operations without our consent or approval. This includes a decision to sell the company or the other owners’ interest in the company. Any sale of all or a portion of our interest in BHG would adversely affect our recurring noninterest income. In addition, any sale of all or a portion of the other members' interest in BHG, including in connection with a capital raising transaction, could affect our governance rights in BHG and adversely affect our recurring noninterest income. Moreover, there are certain limitations on our ability to sell our interest in BHG without first offering BHG and the other members a right of first refusal, other than transfers in connection with an acquisition of Pinnacle Bank, which may make it more difficult to sell all or a portion of our interest in BHG.

A significant portion of BHG’s revenue (and correspondingly our interest in any of BHG’s net profits) comes from the sale by BHG of loans whose origination is facilitated by BHG to community banks that BHG accounts for by applying gain-on-sale accounting. BHG, and its subsidiaries, also retain loans on their balance sheet and earn interest income on those loans. This practice requires more external funding of BHG’s business than the historical practice of routinely selling loans to other financial institutions and has increased BHG’s funding costs and operating expenses. It also increases BHG’s exposure to credit losses in its portfolio, which losses could materially and adversely impact BHG’s results of operations and Pinnacle Bank’s interest in BHG’s net profits. BHG’s decision whether to sell more loans through its auction platform or retain more loans on its balance sheet will impact BHG’s earnings and as a result its contribution to our recurring noninterest income. When BHG sells loans through its auction platform, it records a gain on the sale that results in the income from the transaction being recorded in the period when the sale is consummated. Conversely, when BHG decides to retain a loan on its balance sheet, the income from that loan is recognized over the life of the loan. BHG also records an accrual for estimated losses attributable to loan substitutions and prepayments for loans sold by BHG through its auction platform.

BHG adopted CECL effective October 1, 2023. This change required BHG to increase its allowance for credit losses, and increased the types and amounts of data BHG needs to collect and review to determine the appropriate level of its allowance for credit losses. In addition, this change may result in more volatility in the level of BHG’s allowance for credit losses. A further increase, to the extent material, in BHG’s allowance for credit losses or additional expenses incurred to determine the appropriate level of the allowance for credit losses, or in its reserve for loan substitutions and prepayments, could have a material adverse effect on BHG’s financial condition and results of operations, which would negatively impact our interest in BHG’s net profits, and, consequently, our noninterest income.

Future growth in contributions to our earnings from BHG and its subsidiaries will require that they continue to grow their business and increase the amount of loans that they are able to sell, if not retained on BHG’s or a subsidiary’s balance sheet. In the event that BHG’s growth slows over historical levels, its loan sales decrease (including but not limited to as a result of regulatory, or other restrictions or positions taken, including those that result in restrictions or limitations on banks that are the principal purchasers of those loans that BHG sells), the interest rates that BHG earns on its loans, or the spread between the rate BHG charges on loans it sells and the rates paid by banks who buy loans through the auction platform, decline or it experiences increased levels of credit losses or requests for substitutions on loans it previously sold, its results of operations and our noninterest income would be adversely affected.

BHG operates in certain states without the need for a permit or any other license while in other states its activities neccessitate licensure or a permit. In the event that BHG or its subsidiaries were required to register or become licensed in any state in which they operate, or regulations are adopted that seek to limit BHG’s or its subsidiaries’ ability to operate in any jurisdiction or that seek to limit the amounts of interest charged on loans that BHG sells into the auction platform or retains on its balance sheet, BHG’s results of operations (and Pinnacle Bank’s interest in BHG’s net profits, and, consequently, our noninterest income) could be materially and adversely affected. Moreover, as BHG becomes licensed in more states, its regulatory assessment increases.

Since our initial investment, BHG has expanded its operations to include the facilitation of commercial lending to other professional service firms and skilled professionals like attorneys, accountants and others. BHG's business also involves certain other products and from time to time additional products may be added. These new product lines may involve more risk than BHG’s historical business and BHG’s loss rates may increase when compared to historical levels. Moreover, expansion of BHG's business into new lines of business and the expansion of the type of borrowers it markets its products to has increased and may in the future further increase the regulatory scrutiny BHG faces which has increased BHG’s compliance costs. Failure to realize the expected revenue increases and/or other projected benefits from, and any increased compliance costs and regulatory scrutiny in connection with, any expansion of products or services could have a negative impact on BHG’s business, which would negatively impact our interest in BHG’s net profits and, consequently, our noninterest income.

BHG’s business is also subject to increased scrutiny by bank regulatory agencies as a result of our investment. These regulatory agencies' oversight over BHG exceeds the level of oversight that these agencies may have over other companies with businesses similar to BHG's, that are not owned by an insured depository institution like Pinnacle Bank. This increased regulatory oversight could negatively impact BHG's business, results of operations and financial condition, which would negatively impact BHG's net profits and, consequently, our noninterest income. The FDIC has published guidance related to the operation of marketplace lenders and banks’ business relationships with such lenders and other third parties in which banks are required to exercise increased oversight and ongoing monitoring and other responsibility for such third parties’ compliance with applicable regulatory guidance and requirements. As a result, we are subject to enhanced responsibility for and risk related to BHG and our relationship with it. BHG’s compliance costs have increased since our investment and are likely to continue to increase and its noninterest expense and yields on loans it sells or retains on its balance sheet may be negatively impacted, which would negatively impact its results of operations and Pinnacle Bank’s interest in BHG’s net profits. If banks that are examined by the FDIC became restricted in their ability to purchase loans through BHG's auction platform, BHG’s business would be negatively impacted, which would negatively impact our interest in BHG’s net profits and, consequently, our noninterest income.

Because of our ownership of a portion of BHG, BHG is limited in the types of activities in which it may engage. Were BHG to desire to expand its operations into areas that are not permissible for an entity owned by a state member bank like Pinnacle Bank is following its combination with Synovus, it may need to do so through separate entities in which we do not have an ownership interest. Were these businesses to be more profitable than BHG’s core business or require BHG’s management’s attention in ways that are detrimental to BHG, our investment in BHG may be negatively impacted.

The fair values of our investments in private companies and venture capital funds are likely to fluctuate and the value that we ultimately realize on those investments may vary materially.

From time to time, we and our affiliates, including Pinnacle Bank, make investments in private companies and venture capital funds. The fair value of these investments are reflected in our financial statements and are adjusted on a quarterly basis. Moreover, because valuations of private companies are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value for private companies may differ materially from the values that would have been used if a ready market for these securities existed. Therefore, fair value determinations may materially understate or overstate the value that we ultimately realize upon the sale of one or more investments. We cannot predict future realized or unrealized gains or losses, and any such gains or losses are likely to vary materially from period to period.

A decline in our stock price or expected future cash flows, or a material adverse change in our results of operations or prospects, could result in impairment of our goodwill.

A significant and sustained decline in our stock price and market capitalization below book value, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of our goodwill. At December 31, 2025, our goodwill and other identifiable intangible assets totaled approximately $1.9 billion. If we were to conclude that a write-down of our goodwill is necessary, then the appropriate charge would likely cause a material loss. Any significant loss would adversely impact the capacity of Pinnacle Bank to pay dividends to Pinnacle Financial without seeking prior regulatory approval, which could adversely affect Pinnacle Financial’s ability to pay required interest payments on its outstanding indebtedness or to continue to pay dividends to its common and preferred shareholders.

Our selection of accounting policies and methods may affect our reported financial results.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, which may result in our reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for credit losses or sustain loan losses that are significantly higher than the reserve provided; recognize significant impairment on goodwill and other intangible asset balances; reduce the carrying value of an asset measured at fair value; or significantly increase our accrued tax liability. Any of these could have a material adverse effect on our business, financial condition or results of operations. For a discussion of our critical accounting policies, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” included elsewhere in this Annual Report on Form 10-K.

We currently invest in bank owned life insurance (“BOLI”) and may continue to do so in the future.

We had $1.2 billion in general, hybrid and separate account BOLI contracts at December 31, 2025. BOLI is an illiquid long-term asset that provides tax savings because cash value growth and life insurance proceeds are not taxable, subject to certain exceptions. However, if we needed additional liquidity and converted the BOLI to cash, such transaction would be subject to ordinary income tax and applicable penalties. We are also exposed to the credit risk of the underlying securities in the investment portfolio and to the insurance carrier’s credit risk (in a general account contract). If BOLI was exchanged to another carrier, additional fees would be incurred and a tax-free exchange could only be done for insureds that were still actively employed by us at that time. There is interest rate risk relating to the market value of the underlying investment securities associated with the BOLI in that there is no assurance that the market value of these securities will not decline. If the market value of these securities did decline, and we restructured them to obtain securities with improved yields, we may incur losses and penalties in connection with such restructuring, as was the case in the fourth quarter of 2023. Investing in BOLI exposes us to liquidity, credit and interest rate risk, which could adversely affect our results of operations, financial condition and liquidity.

An ineffective risk management framework could have a material adverse effect on our strategic planning and our ability to mitigate risks and/or losses and could have adverse regulatory consequences.

We have implemented a risk management framework in an effort to identify and manage our risk exposure. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, fraud, operational, capital, cybersecurity, compliance, strategic and reputational risks. Our framework also includes financial, analytical, forecasting, or other modeling methodologies, which involves management assumptions and judgment. In addition at December 31, 2025, our board of directors, in consultation with management, has adopted a risk appetite statement, which sets forth certain thresholds and limits to govern our overall risk profile. However, there is no assurance that our risk management framework, including the risk metrics under our risk appetite statement, will be effective under all circumstances or that it will adequately identify, manage or mitigate any risk or loss to us. If our risk management framework is not effective, we could suffer unexpected losses and become subject to regulatory consequences, as a result of which our business, financial condition, results of operations or prospects could be materially adversely affected.

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions, compromises or breaches of security could have a material adverse effect on our financial condition and results of operations, as well as cause legal or reputational harm.

We are dependent upon information technologies, computer systems and networks, including those we maintain and those maintained and provided to us by third parties, to conduct operations and are reliant on technology to help increase efficiency in our business. These systems could become unavailable or impaired due to a variety of causes, including storms and other natural disasters, terrorist attacks, fires, phishing schemes, social engineering, utility outages, internal or external theft or fraud, design defects, human error, misconduct or complications or failures encountered as existing systems are maintained, replaced or upgraded. For example, our financial, accounting, data processing, or other operating or security systems or infrastructure or those of third parties upon which we rely may fail to operate properly or become compromised, disabled or damaged, which could adversely affect our ability to process transactions or provide services. In the event that backup systems are utilized, they may not process data as quickly as our primary systems and we may experience data losses in the course of such recovery. We periodically update the systems on which we rely to support our operations and growth and to remain compliant with all applicable laws, rules and regulations. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions that may occur in the course of such implementation challenges. We maintain a system of internal controls and security to mitigate the risks of many of these occurrences and maintain insurance coverage for certain risks; however, should an event, including a cyberattack (including a ransomware attack), occur that is not prevented or detected by our internal controls, causes an interruption, degradation or outage in service, causes us to pay a ransom fee, or is uninsured against or in excess of applicable insurance limits, such occurrence could have an adverse effect on our business and our reputation, which, in turn, could expose us to costs, sanctions, fines or penalties (which may not be covered by our insurance policies), negative publicity and reputational harm, release of sensitive and/or confidential information, diversion of the attention of management away from the operation of our business, increases in operating expenses and lost revenues, any of which could have a material adverse effect on our financial condition, results of operations and liquidity.

Our operations rely on the secure processing, storage and transmission of confidential, proprietary, personal and other information in our computer systems and networks. Although we take protective measures and endeavor to modify these systems as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. We provide our customers the ability to bank remotely, including over the Internet or through their mobile device. The secure transmission of confidential information is a critical element of remote and mobile banking. Our network, and the systems of parties with whom we contract or on which we rely, as well as those of our customers and regulators, could be vulnerable to unauthorized access, computer viruses, phishing schemes, social engineering, spam attacks, ransomware attacks, human error, natural disasters, power loss and other security breaches. Sources of attacks vary and may include hackers, disgruntled employees or vendors, criminal organizations, terrorists, hostile foreign governments, corporate espionage and activists. In recent periods, there continues to be a rise in electronic fraudulent activity (including wire fraud), security breaches and cyberattacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts or seeking to infiltrate legitimate transactions, including through the compromise of our clients’ email systems. We believe these types of efforts will continue to increase in frequency and in their level of sophistication. We have established policies, processes, and procedures to identify, measure, monitor, mitigate, report, and analyze risks associated with fraud, including check fraud, and continue to invest in systems, resources, and controls to detect and prevent it. There are inherent limitations, however, to our risk management strategies, systems, and controls as they may exist, or develop in the future. We may not appropriately anticipate, monitor, or identify these risks. If our risk management framework proves ineffective in connection with any fraudulent activity, we could suffer unexpected losses, we may have to expend resources detecting and correcting the failure in our systems, and we may be subject to potential claims from third parties and government agencies. We may also suffer reputational damage. Any of these consequences could adversely affect our business, financial condition, or results of operations.

Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, and the use of the internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal use of web-based and cloud-based products and applications. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks are becoming more prevalent and sophisticated and are extremely difficult to prevent. The rapid evolution and increased adoption of generative artificial intelligence is further increasing risks in this area, including by making fraud detection more difficult, particularly with detection devices that use voice recognition or authentication. The techniques used by bad actors change frequently, may not be recognized until launched and may not be recognized until well after a breach has occurred. Additionally, the existence of cyberattacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner. Consistent with industry trends, we remain at risk for attempted electronic fraudulent activity, as well as attempts at security breaches and cybersecurity-related incidents. Cloud technologies are also critical to the operation of our systems, and our reliance on cloud technologies is growing. Service disruptions in cloud technologies or intrusion into those of our systems hosted on cloud-based technologies may lead to unauthorized access of, delays in accessing, or the loss of, data that is important to our businesses and may hinder our clients’ access to our products and services, which would negatively impact our operations which in turn could have a material adverse effect on our financial condition, results of operations and liquidity.

We spend significant capital and other resources to protect against the threat of security breaches and computer viruses, and may be required to spend significant capital and other resources to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our vendors, regulators or customers involve the storage and transmission of confidential information, security breaches (including breaches of security of customer, vendor or regulatory systems and networks) and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent or promptly detect security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and retain customers and businesses. In addition, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage.

We outsource many of our major systems, such as data processing, loan servicing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions, including as a result of viruses or other attacks. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans, gather deposits and provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations and liquidity.

We also face the risk of operational disruption, failure, termination, or capacity constraints of any of the third parties that facilitate our business activities, including vendors, exchanges, and other financial intermediaries. Such parties could also be the source or cause of an attack on, or breach of, our operational systems, data or infrastructure, and could disclose such attack or breach to us in a delayed manner or not at all. In addition, we may be at risk of an operational failure with respect to our customers’ systems. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats and the continued uncertain global economic environment.

As cybersecurity threats continue to evolve, we will likely expend significant additional resources to continue to modify or enhance our protective measures, investigate and remediate any information security vulnerabilities, or respond to any changes to state or federal regulations, policy statements or laws concerning information systems or security. Any failure to maintain adequate security over our information systems, our technology-driven products and services or our customers’ personal and transactional information could negatively affect our business and our reputation and result in fines, penalties, or other costs, including litigation expense and/or additional compliance costs, all of which could have a material adverse effect on our financial condition, results of operations and liquidity. Furthermore, the public perception that a cyberattack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. A successful penetration or circumvention of system security could result in negative consequences for us, including loss of customers and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our financial condition, results of operations and liquidity.

Our business reputation and relationships are important and any damage to them could have a material adverse effect on our business.

Our reputation is very important in sustaining our business and we rely on our relationships with our current, former and potential clients and shareholders and other actors in the industries that we serve. Any damage to our reputation, whether arising from regulatory, supervisory or enforcement actions, matters affecting our financial reporting or compliance with SEC and exchange listing requirements, negative publicity, the way in which we conduct our business or otherwise could strain our existing relationships and make it difficult for us to develop new relationships. Any such damage to our reputation and relationships could in turn lead to a material adverse effect on our business.

We face substantial competition and are subject to certain regulatory constraints not applicable to some of our competitors, including non-depository institutions, which may negatively impact our growth or profits.

We face substantial competition for deposits, and for credit and trust relationships, and other financial services and products in the communities we serve. Competing providers include other banks, thrifts and trust companies, insurance companies, mortgage banking operations, credit unions, finance companies, title companies, private equity firms, money market funds and other financial and nonfinancial companies, including mobile payment platforms, which may offer products functionally equivalent to those offered by us. Competing providers may have greater financial resources than we do or lower operating costs, including as a result of being less regulated, and offer services within and outside the market areas we serve. In addition to this challenge of attracting and retaining customers for traditional banking services, our competitors include securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies who seek to offer one-stop financial services to their customers that may include services that financial institutions have not been able or allowed to offer to their customers in the past. The increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. If we are unable to adjust both to increased competition for traditional banking services and changing customer needs and preferences, our financial performance could be adversely affected.

Some of our competitors, including credit unions, are not subject to certain regulatory constraints, such as the Community Reinvestment Act, which requires us to, among other things, implement procedures to make and monitor loans throughout the communities we serve (and other fair lending requirements and reporting obligations involving our home mortgage lending operations). Credit unions also have federal tax exemptions that may allow them to offer lower rates on loans and higher rates on deposits than taxpaying financial institutions such as commercial banks. In addition, non-depository institution competitors, like private equity firms, are generally not subject to the extensive regulation applicable to institutions, like Pinnacle Bank, that offer federally insured deposits. Other institutions may have other competitive advantages in particular markets or may be willing to accept lower profit margins on certain products. As a result, competition from non-depository institutions is intensifying, and these differences in resources, regulation, competitive advantages, and business strategy may decrease our net interest margin, may increase our operating costs, and may make it harder for us to compete profitably.

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as mobile payment and other automatic transfer and payment systems, and for banks that do not have a physical presence in our markets to compete for deposits. The absence of regulatory requirements may give non-bank financial companies a competitive advantage over us.

In addition, digital assets (including stablecoins and other cryptocurrencies) and blockchain technology continue to evolve and usage continues to increase, and the current Presidential administration has stated its support for the growth and use of digital assets and blockchain technology, including a more favorable regulatory approach to crypto assets. We may not be able to provide the same or similar products and services for legal or regulatory reasons, which may be exacerbated by rapidly evolving and conflicting regulatory requirements, as well as increased compliance and other risks. Widespread adoption of digital assets and blockchain technology could adversely affect our ability to compete, including in connection with our competition for deposits, and, as a result, our results of operations, financial condition and liquidity, including as a result of increased volatility in deposits and/or significant long-term reduction in deposits as a result of financial disintermediation.

The implementation of other new lines of business or new products and services may subject us to additional risk.

We continuously evaluate our service offerings and may implement new lines of business or offer new products and services within existing lines of business in the future. There are substantial risks and uncertainties associated with these efforts. In developing and marketing new lines of business and/or new products and services, we undergo a new product process to assess the risks of the initiative, and invest significant time and resources to build internal controls, policies and procedures to mitigate those risks, including hiring experienced management to oversee the implementation of the initiative. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could require the establishment of new key and other controls and have a significant impact on our existing system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

Inability to retain senior management and key employees, including as a result of our combination with Synovus, or to attract new experienced financial services professionals could impair our relationship with our customers, reduce growth and adversely affect our business.

At December 31, 2025, we had assembled a senior management team which has substantial background and experience in banking and financial services in our markets. Moreover, much of our organic loan growth that we have experienced in recent years was the result not of strong loan demand but rather of our ability to attract experienced financial services professionals as new team members of ours who have been able to attract customers from other financial institutions. We continued to deploy a similar hiring strategy in 2025 in all of our markets and anticipate that we will continue to pursue this strategy following our combination with Synovus, though in an elevated rate environment it may be more difficult for these team members to attract their customers to the bank, particularly those with existing loans that are priced below current market rates. Inability to retain these key personnel (including key personnel of the businesses we have acquired or with which we have combined, like Synovus) or to continue to attract experienced lenders with established books of business (including, in either case, as a result of competitive compensation and other hiring and retention pressures), at all or at the pace we have anticipated, could negatively impact our growth because of the loss of these individuals’ skills and customer relationships and/or the potential difficulty of promptly replacing them. Moreover, if we are required to pay higher costs to hire and retain these experienced individuals (as was the case in the recent inflationary and competitive environment in which we were recently operating) could cause our noninterest expense levels to rise and negatively impact our results of operations.

The success of our combination with Synovus will also depend, in part, on our ability to retain the talent and dedication of key employees. If we are unable to retain key employees, including members of management who are critical to the successful integration and future operations of the combined organization, we could experience disruptions in our operations, loss of existing customers, or loss of key institutional knowledge, expertise, or know-how. Such turnover could also require the incurrence of unanticipated recruiting or retention costs.

Many of our key team members, and those we seek to hire, are experienced bankers who have been engaged in the business of commercial banking for a significant period of time. While we believe this model of hiring has contributed to our success, we face risks associated with this older workforce. Our compensation expense, including our healthcare costs, may exceed those of our peers on account of our older, more experienced associate base. Additionally, as the number of our long-term employees reaching retirement age increases, our ability to successfully plan for the transition of those team members' clients and responsibilities to other team members and successfully develop and implement effective succession plans becomes more important to our future success. If we are unable to successfully manage such transitions, our relationships with our clients may be negatively impacted and our results of operations may be negatively affected.

We are subject to regulatory oversight and certain litigation, and our expenses related to this regulatory oversight and litigation may adversely affect our results.

We are from time to time subject to certain litigation in the ordinary course of our business. BHG, like us, is also subject to certain litigation in the ordinary course of its business. As we have aggressively hired new revenue producing team members we, and the team members we have hired, have also periodically been the subject of litigation and threatened litigation with these team members' former employers. We may also be subject to claims related to our loan servicing programs, particularly those involving servicing of commercial real estate loans. These and other claims and legal actions, as well as supervisory and enforcement actions by our and BHG's regulators, including those with oversight of our loan servicing programs, could involve large monetary claims against us or BHG, as well as capital directives, agreements with federal regulators, cease and desist penalties and orders and significant defense costs. The outcome of any such cases or actions is uncertain. Substantial legal liability or significant regulatory action against us or BHG could have material adverse financial effects on our financial condition or results of operations or cause significant reputational harm to us or BHG, which in turn could seriously harm our or BHG’s business prospects.

We manage risks associated with litigation and other potential legal or regulatory exposure through internal controls, employee training, insurance, litigation management, our compliance and ethics processes, and other means. However, the commencement, outcome, and magnitude of litigation cannot be predicted or controlled with any certainty.

In accordance with GAAP, for matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established. For matters where it is probable we will incur a loss and the amount can be reasonably estimated, we establish an accrual for the loss. The actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. As of December 31, 2025, our management estimated the aggregate range of reasonably possible losses resulting from our outstanding legal matters, including, without limitation, the matters described in this Annual Report on Form 10-K, is from zero to $10 million in excess of the amounts accrued, if any, related to those matters. This estimated aggregate range was based upon information then available to us, and the actual losses could prove to be higher. We may still incur legal costs or losses for a matter even if we have not established an accrual. As there are further developments in legal matters, we will reassess these matters, and the estimated range of reasonably possible losses may change as a result of this assessment. In addition, in the future, we may need to record additional litigation accruals with respect to these matters. Further, regardless of how these matters proceed, it could significantly harm our reputation and divert our management's attention and other resources away from our business. Once established, the accrual is adjusted periodically to reflect any relevant developments. Moreover, where we have accrued an amount with respect thereto, the actual cost of any outstanding legal proceedings or threatened claims, however, may turn out to be substantially higher than the amount accrued, if any. Further, our or BHG’s insurance, as applicable, may not cover all litigation, other proceedings or claims, or the costs of defense. Future developments could result in an unfavorable outcome for any existing or new lawsuits or investigations in which we or BHG are, or may become, involved, which may have a material adverse effect on our or BHG’s business, financial condition or results of operations.

Our business is dependent on technology, and an inability to invest in technological improvements may adversely affect our results of operations and financial condition.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. We have made significant investments in data processing, management information systems and internet banking accessibility, but additional investments may be required or necessary. Our future success will depend in part upon our ability to create additional efficiencies in our operations through the use of technology. Many of our competitors have substantially greater resources to invest in technological improvements. We cannot make assurances that our technological improvements will increase our operational efficiency or that we will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

Our current or future use of artificial intelligence or machine learning tools in our business operations could expose us to new or additional costs and risks, including the potential introduction of new vulnerabilities or cybersecurity risks within our information technology systems and the potential inadvertent or unauthorized release of confidentiality or personal information resulting from the use (whether or not authorized) of artificial intelligence or machine learning tools by our employees, contractors, agents, representatives or affiliates. In addition, the artificial intelligence tools we may incorporate into certain aspects of our operations may not generate the intended efficiencies and may impact our business results.

The soundness of other financial institutions, including those with whom we have engaged in transactions, could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and financial stability of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to various counterparties, including brokers and dealers, commercial and correspondent banks, and others including those with whom we have implemented our hedging strategies. As a result, defaults by, or rumors or questions about, one or more financial services institutions, or the financial services industry generally, may result in market-wide liquidity problems and could lead to losses or defaults by such other institutions. Such occurrences could expose us to credit risk in the event of default of one or more counterparties and could have a material adverse effect on our financial condition, results of operations and liquidity.

We may be subject to claims and litigation pertaining to fiduciary responsibility.

From time to time as part of our normal course of business, customers may make claims and take legal action against us based on actions or inactions related to the fiduciary responsibilities of Pinnacle Bank’s trust and wealth management team members. If such claims and legal actions are not resolved in a manner favorable to us, they may result in financial liability and/or adversely affect our market reputation or our products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Natural disasters and the affects of a changing climate may adversely affect us and our customers.

Our operations and customer base are located in markets where natural disasters, including tornadoes, severe storms, ice storms, fires, wildfires, floods, and hurricanes often occur. Such natural disasters could significantly impact the local population and economies and our business, and could pose physical risks to our properties. Although our banking offices are geographically dispersed throughout portions of the southeastern United States and we maintain insurance coverages for such events, a significant natural disaster in or near one or more of our markets could have a material adverse effect on our financial condition, results of operations and liquidity.

In addition to natural disasters, the impact of extreme weather events and natural disasters such as droughts, floods, wildfires and hurricanes could negatively impact our operations including our ability to provide financial products and services to our customers. A changing climate also has the potential to negatively affect the collateral we take to secure loans that we make, the valuations of home prices or commercial real estate or our customers’ (particularly those that are engaged in industries that could be negatively affected by a shift to a low-carbon economy) ability and/or willingness to pay fees, repay outstanding loans or afford new products. The impact of natural disasters occurring in our market areas, including those that may be the result of a changing climate could also cause insurability risk and/or increased insurance costs for us or our customers.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential holders of our securities could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.

Maintaining and adapting our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, is expensive and requires significant management attention. Moreover, as we continue to grow, our internal controls may become more complex and require additional resources to ensure they remain effective amid dynamic regulatory and other guidance. Failure to implement effective controls or difficulties encountered in the process may harm our results of operations and financial condition or cause us to fail to meet our reporting obligations. If we or our independent registered accounting firm identify material weaknesses in our internal control over financial reporting or are otherwise required to restate our financial statements, we could be required to implement expensive and time-consuming remedial measures and could lose investor confidence in the accuracy and completeness of our financial reports. We may also face regulatory enforcement or other actions, which could have an adverse effect on our business, financial condition or results of operations, as well as the trading price of our securities, and could potentially subject us to litigation.

Changes in accounting standards may change the way we calculate our Allowance for Credit Losses.

The Financial Accounting Standards Board and the SEC may change the financial accounting and reporting standards, or the interpretation of those standards, that govern the preparation of our external financial statements from time to time. The impact of these changes or the application thereof on our financial condition and operations can be difficult to predict.

Risks Related to Strategic Initiatives, Including Our Combination with Synovus

We may not realize all of the anticipated benefits of our recently completed combination with Synovus, and integrating our and Synovus's operations may be more difficult, costly or time-consuming than expected.

The anticipated benefits of our combination with Synovus, including expected cost savings, operating synergies, enhanced growth opportunities, and earnings accretion, are subject to significant risks and uncertainties. Our ability to realize these benefits will depend largely on how effectively we integrate the two companies’ business. Integration is a complex, costly, and time-consuming process that will require substantial management attention and resources. If we do not successfully integrate the two organizations, the expected benefits of the merger may not be realized in full, may take longer than anticipated to realize, or may not be realized at all.

The integration process may disrupt ongoing operations, divert management and employee focus, and adversely affect our ability to maintain relationships with clients, customers, depositors, business partners, and key employees. See "Operational and Market Risks - Inability to retain senior management and key employees, including as a result of our combination with Synovus, or to attract new experienced financial services professionals could impair our relationship with our customers, reduce growth and adversely affect our business." In addition, differences in corporate cultures, business practices, internal controls, policies, systems, and operational approaches could create inefficiencies or inconsistencies that impair our ability to operate effectively as a combined company.

We may also encounter material unanticipated challenges, expenses, or liabilities in the integration, including:

•Difficulties achieving expected cost savings, synergies, revenue opportunities, and growth prospects;
•Challenges integrating operations, systems, processes, or management practices;
•Loss of key personnel or difficulties attracting and retaining employees essential to future success;
•Challenges maintaining existing customer relationships or winning new business;
•Strain on management’s time and resources associated with overseeing a larger, more complex organization; and
•Potential disruption to key business relationships.

Many of these factors are outside our control and could result in increased costs, reduced revenues, decreased operational performance, and diversion of management attention. Even if integration is ultimately successful, the expected synergies, cost savings, growth opportunities, or earnings accretion may not be achieved within the anticipated time frame or at all. Failure to realize these benefits could negatively impact the price of our common or preferred stock, or the depositary shares we have issued related to our preferred stock, reduce or delay expected financial improvements from the merger, or have a material adverse effect on our business, financial condition, and results of operations.

Our acquisitions and future expansion may result in additional risks.

We expect to consider and explore opportunities to expand in our current markets and in select primarily high-growth markets in the southern portion of the United States through additional offices. These types of expansions, including those de novo expansions, involve various risks, including:

Management of Growth. We may be unable to successfully:

–maintain loan quality in the context of significant loan growth;
–identify and expand into suitable markets;
–obtain regulatory and other approvals;
–identify and acquire suitable sites for new banking offices;
–attract sufficient deposits and capital to fund anticipated loan growth;
–recruit seasoned professionals with significant experience and established books of business that are able to move their customer relationships to Pinnacle Bank in the time periods and amounts and at funding costs and with asset yields that we believed were possible when we hired those persons;
–maintain adequate common equity and regulatory capital;
–scale our technology platform and operational infrastructure;
–avoid diversion or disruption of our existing operations or management;
–maintain adequate management personnel and systems to oversee and support such growth;
–maintain adequate internal audit, loan review, risk management and compliance functions; and

–implement additional policies, internal controls, procedures and operating systems required to support and monitor the risk associated with such growth.

Results of Operations. There is no assurance that existing offices or future offices will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits. If we are unable to grow our revenues in amounts necessary to support this higher expense base, our results of operations will be negatively impacted. Our growth strategy necessarily entails growth in overhead expenses as we add new offices and staff. Our historical results may not be indicative of future results or results that may be achieved as we continue to evaluate opportunities to increase the number and concentration of our offices in our newer markets.

Development of Offices. There are considerable costs involved in opening offices (particularly those in new markets), and new offices generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, any new offices we establish, including those we plan to establish in the markets to which we have expanded or announced plans to expand, can be expected to negatively impact our earnings for some period of time until they reach certain economies of scale. The same is true for our efforts to expand in these markets with the hiring of additional seasoned professionals with significant experience in that market. Our expenses could be further increased if we encounter delays in opening any of our new offices, including as a result of supply chain disruptions and labor challenges like those affecting the construction industry over the last few years, or regulatory actions or delays. We may be unable to accomplish future office expansion plans due to a lack of available satisfactory sites, difficulties in acquiring such sites, failure or inability to receive any required regulatory approvals, increased expenses or loss of potential sites due to complexities associated with zoning and permitting processes, higher than anticipated construction or merger and acquisition costs or other factors. Finally, we have no assurance any office will be successful even after it has been established or acquired, as the case may be.

Regulatory and Economic Factors. Our growth and expansion plans may be adversely affected by a number of regulatory and economic developments or other events. Failure or inability to obtain required regulatory approvals, changes in laws and regulations or other regulatory developments and changes in prevailing economic conditions or other unanticipated events may prevent or adversely affect our continued growth and expansion. Such factors may cause us to alter our growth and expansion plans or slow or halt the growth and expansion process, which may prevent us from entering into or expanding in our other markets or allow competitors to gain or retain market share in our existing markets.

Infrastructure and Controls. We may not successfully implement improvements to, or integrate, our information and control systems, procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, our systems, controls and procedures must be able to accommodate an increase in transaction volume and the infrastructure that comes with new products, offices, markets or any combination thereof. Thus, our growth strategy may divert management from our existing operations and may require us to incur additional expenditures to expand our administrative and operational infrastructure, which may adversely affect earnings, shareholder returns, and our efficiency ratio.

Failure to successfully address these and other issues related to our recent expansions or in any other future market could have a material adverse effect on our financial condition and results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our results of operations and financial condition could be materially adversely affected.

We may face risks with respect to future acquisitions.

When we attempt to expand our business through mergers and acquisitions, like our recent combination with Synovus, we seek companies that are culturally similar to us, have experienced management and possess either significant market presence or have potential for improved profitability through economies of scale or expanded products or services. In addition to the general risks associated with our growth plans which are highlighted above, in general, acquiring or merging with other banks, businesses or branches, particularly those in markets with which we are less familiar, involves various risks commonly associated with acquisitions, including, among other things:

–the time and costs associated with identifying and evaluating potential acquisition and merger targets;
–inaccuracies in the estimates and judgments used to evaluate credit, operations, culture, management and market risks with respect to an institution we acquire or with which we merge;
–the time and costs of evaluating new markets, hiring experienced local management, including as a result of de novo expansion into a market and opening new bank locations, and the time lags between these activities and the generation of sufficient assets and deposits to support the significant costs of the expansion that we may incur, particularly in the first 12 to 24 months of operations;
–our ability to finance (or increase capital levels in connection with) an acquisition and possible dilution to our existing shareholders;
–the diversion of our management’s attention to the negotiation of a transaction and integration of an acquired company’s operations with ours;
–the incurrence of an impairment of goodwill associated with an acquisition and adverse effects on our results of operations;
–entry into new markets where we have limited or no direct prior experience;
–closing delays and increased expenses related to the resolution of lawsuits filed by our shareholders or shareholders of companies we may seek to acquire;
–the inability to receive regulatory approvals timely or at all, including as a result of community objections, or such approvals being restrictively conditional; and
–risks associated with integrating the operations, technologies and personnel of the acquired business.

Though we expect to primarily focus on organically growing our business during 2026, we nonetheless may have opportunities to evaluate merger and acquisition opportunities that are presented to us in our current markets as well as other select markets throughout the southern portion of the United States and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities and related capital raising transactions may occur at any time. Generally, acquisitions of financial institutions involve the payment of a premium over book and market values, and, therefore, some dilution of our book value and fully diluted earnings per share may occur in connection with any future transaction. Failure to realize the expected revenue increases, cost savings, increases in product presence and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

Furthermore, our strategic initiatives, including our combination with Synovus, may result in an increase in expense, divert management attention, take away from other opportunities that may have proved more successful, negatively impact operational effectiveness or impact employee morale. In particular, the integration process with Synovus may require significant time and attention from our management that they would otherwise direct at servicing existing business and developing new business. Additionally, the integration process could result in the loss of key employees or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the combination with Synovus.

In addition, we may face significant competition from numerous other financial services institutions, many of which may have greater financial resources than we do, when considering acquisition opportunities, particularly in our targeted high-growth markets located outside of Tennessee. Accordingly, attractive acquisition opportunities may not be available to us. There can be no assurance that we will be successful in identifying or completing any potential future acquisitions.

Regulatory and Compliance Risks

We operate in a highly regulated industry and changes in the regulatory landscape may increase our operating costs or restrict our activities.

While the current Presidential administration has to date been mainly focused on easing or rolling back previously adopted regulations and restrictions (including the previously adopted changes to the CRA rules), federal bank regulators continue to closely scrutinize financial institutions, and additional restrictions may be proposed or adopted by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, laws and regulations regarding fair lending and investments in communities, and capital requirements, among others, can result in significant increases in our expenses and/or charge-offs, which may adversely affect our results of operations and financial condition. Changes in state or federal tax laws or regulations can have a similar impact. State and municipal governments could seek to increase their tax revenues through increased tax levies which could have a meaningful impact on our results of operations. Furthermore, financial institution regulatory agencies may continue to be aggressive in responding to concerns and trends identified in examinations, including in the case of service charges banks imposed on customers related to overdrafts and instances in which customers’ accounts do not have sufficient funds to cover items that are presented. Elevated regulatory scrutiny of our industry could include the issuance of additional formal or informal enforcement or supervisory actions and the imposition of monetary penalties, and whether formal or informal, could result in our agreeing to limitations or to take actions that limit our operational flexibility, restrict our growth, increase our operating expenses, lower our noninterest income or increase our capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions.

Negative developments in the financial services industry and the impact of legislation (or interpretation of existing legislation) proposed in response to those developments could negatively impact our operations by increasing the time and operating costs associated with compliance and restricting our business operations, including our ability to originate or sell loans or by requiring us to hold more elevated levels of capital or deduct from our regulatory capital unrealized losses in our securities portfolio, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, business policies, capital strategies, compensation or operating plans.

Despite the priorities and actions to date by the current Presidential administration, we still operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged on loans, interest rates paid on deposits and locations of offices. We are also subject to capital requirements established by our regulators, which require us to maintain specified levels of capital. It is possible that our FDIC assessments may increase in the future or other special assessments, like the special assessment levied by the FDIC in 2023 in connection with the high-profile bank failures in 2023, may be levied in the future. Any future assessment increases or additional special assessments could negatively impact our results of operations.

Additionally, we are subject to laws regarding our handling, disclosure and processing of personal and confidential information of certain parties, such as our employees, customers, suppliers, counterparties and other third parties. The Gramm-Leach-Bliley Act requires us to periodically disclose our privacy policies and practices relating to sharing such information and enables retail customers to opt out of our ability to share information with unaffiliated third parties, under certain circumstances. Other laws and regulations impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition to their obligations to safeguard customer information under Gramm-Leach-Bliley Act regulations, financial institutions, like Pinnacle Bank, are subject to regulations that require the institutions when they become aware of an incident of unauthorized access to sensitive customer information, to conduct a reasonable investigation to promptly determine the likelihood that the information has been or will be misused. If the institution determines that misuse of the sensitive customer information has occurred or is reasonably possible, it should notify the affected customers as soon as possible. We are subject to laws that require us to implement a comprehensive information security program that includes administrative, technical and physical safeguards to protect the security and confidentiality of customer records and information. Additionally, other legislative and regulatory activity continue to lend uncertainty to privacy compliance requirements that impact our business. We also expect that there will continue to be new laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various jurisdictions. The potential effects of pending legislation are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

We must maintain adequate regulatory capital to support our business objectives.

Under regulatory capital adequacy guidelines and other regulatory requirements, we must satisfy capital requirements based upon quantitative measures of assets, liabilities and certain off-balance sheet items. Our satisfaction of these requirements is subject to qualitative judgments by regulators that may differ materially from management’s and that are subject to being determined retroactively for prior periods. Additionally, regulators can make subjective assessments about the adequacy of capital levels, even if Pinnacle Bank’s reported capital exceeds the “well capitalized” requirements. Pinnacle Financial’s ability to maintain its status as a financial holding company and to continue to operate Pinnacle Bank as it has in recent periods is dependent upon a number of factors, including Pinnacle Bank qualifying as “well capitalized” and “well managed” under applicable prompt corrective action regulations and upon Pinnacle Financial qualifying on an ongoing basis as “well capitalized” and “well managed” under applicable Federal Reserve regulations.

Failure to meet regulatory capital standards could have a material adverse effect on our business, including damaging the confidence of customers in us, adversely impacting our reputation and competitive position and retention of key personnel. Any of these developments could limit our access to:

–brokered deposits;
–the Federal Reserve discount window;
–advances from the FHLB;
–capital markets transactions; and
–development of new financial services.

Failure to meet regulatory capital standards may also result in higher FDIC assessments. If we fall below guidelines for being deemed “adequately capitalized” our and Pinnacle Bank's federal regulators could impose restrictions on our activities and a broad range of regulatory requirements in order to effect “prompt corrective action.” The capital requirements applicable to us are in a process of continuous evaluation and revision in connection with actions of the Basel Committee and our regulators. In July 2023, federal banking regulators issued a joint agency proposal that sought to implement the final components of the Basel III Endgame as well as make changes aimed at addressing the underlying causes of the turmoil in the banking industry that was experienced in the first half of 2023 with the failure of certain larger financial institutions. The proposal sought to revise the capital framework for banks with total assets of $100 billion or more in four main areas of credit risk, market risk, operational risk and credit valuation adjustment risk. The proposal also would have required banks with total assets of $100 billion or more to include unrealized gains and losses from certain securities in their capital ratios, to comply with supplementary leverage ratio requirements and to comply with countercyclical capital buffer requirements, if activated. The comment period for these proposed changes ended in January 2024, and the proposed rule changes have not been finalized. The regulatory agencies have indicated that a modified version of the proposed rule changes would be re-proposed in early 2026 that would remove most of the Basel III Endgame changes on the $100 billion to $250 billion asset sized banks, but as of the date of this Annual Report on Form 10-K, no re-proposed rules have been issued. If such re-proposal does occur, certain of the more stringent requirements could still be imposed on us through the ongoing regulatory oversight process, which could adversely impact our profitability or, if we were to fail to satisfy any such requirements, our financial condition and results of operations.

Pinnacle Financial is required to act as a source of financial and managerial strength for Pinnacle Bank in times of stress.

Under federal law, Pinnacle Financial is required to act as a source of financial and managerial strength to Pinnacle Bank, and to commit resources to support Pinnacle Bank if necessary. Pinnacle Financial may be required to commit additional resources to Pinnacle Bank at times when Pinnacle Financial may not be in a financial position to provide such resources or when it may not be in Pinnacle Financial’s, or its shareholders’ or its creditors’ best interests to do so. Providing such support is more likely during times of financial stress for Pinnacle Financial and Pinnacle Bank, which may make any capital Pinnacle Financial is required to raise to provide such support more expensive or dilutive than it might otherwise be. In addition, any capital loans Pinnacle Financial makes to Pinnacle Bank are subordinate in right of payment to depositors and to certain other indebtedness of Pinnacle Bank. In the event of Pinnacle Financial’s bankruptcy, any commitment by it to a federal banking regulator to maintain the capital of Pinnacle Bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Non-compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations related to money laundering and terrorist activity, like those issued by OFAC, could result in fines or sanctions against us or restrict our ability to make acquisitions.

The Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, requires financial institutions to design and implement programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury Department's Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures and maintain staffing levels that are sufficient for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these and other regulations aimed at combating terrorism, money laundering and preventing transactions with “enemies” of the United States could result in fines, sanctions or litigation, including restrictions on conducting acquisitions or establishing new offices, as well as additional operating expenses to add staff and/or technological enhancements to our systems to better comply with our obligations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us, which could have a material adverse effect on our business, financial condition or results of operations.

Risks Relating to Our Securities

The price of our capital stock may be volatile or may decline.

The trading price of our capital stock may fluctuate as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our capital stock. Among the factors that could affect the price of the shares of our and New Pinnacle's common stock and the depositary shares representing fractional interests in our Series B Preferred Stock and New Pinnacle's Series C Preferred Stock are:

–actual or anticipated quarterly fluctuations in our results of operations and financial condition;
–changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;
–failure to meet analysts’ or our own published estimates regarding earnings and the various financial measures that make up our earnings;
–speculation in the press or investment community;
–strategic actions by us or our competitors;
–actions by institutional shareholders;
–fluctuations in the stock price and operating results of our competitors;
–general market conditions and, in particular, developments related to market conditions affecting the financial services industry;
–market perceptions about the innovation economy, including levels of funding or "exit" activities of companies in the industries we serve;
–proposed or adopted regulatory changes or developments;
–changes in the political climate;
–fallout from rising geopolitical tensions around the world, including the ongoing hostilities in Ukraine and the Middle East;
–market reactions to social media messages or posts;
–anticipated or pending investigations, proceedings or litigation that, directly or indirectly, involve or affect us; and
–domestic and international economic and social factors unrelated to our performance.

The trading price of the shares of our and New Pinnacle's common stock and the depositary shares representing fractional interests in our Series B Preferred Stock and New Pinnacle's Series C Preferred Stock and the value of our other securities has in the past depended, and may in the future depend, on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, and future sales of our equity or equity-related securities. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. A significant decline in our stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation, as well as the loss of key employees.

Our ability to declare and pay dividends is limited.

Through December 31, 2025, though our board of directors approved the payment of a quarterly cash dividend on our common stock since the fourth quarter of 2013 and approved the payment of the quarterly dividends on our Series B Preferred Stock (and underlying depositary shares) since issuance, there can be no assurance of whether or when we may pay dividends on our capital stock in the future. Future dividends, if any, will be declared and paid at the discretion of our board of directors and will depend on a number of factors, including our and Pinnacle Bank’s capital levels, earnings performance and earnings potential. Moreover, at December 31, 2025, our ability to pay dividends on our common stock was limited by the terms of our Series B Preferred Stock which provides that if we had not paid dividends on the Series B Preferred Stock for the most recently completed dividend period, then no dividend or distribution shall be declared, paid, or set aside for payment on shares of our common stock. Similar restrictions on the payment of dividends on New Pinnacle's common stock will apply going forward.

Our principal source of funds used to pay cash dividends on our common stock will be cash we may hold from time to time as well as dividends that we receive from Pinnacle Bank. Although Pinnacle Bank’s asset quality, earnings performance, liquidity and capital requirements will be taken into account before dividends are declared or paid in the future, other factors like our liquidity and capital requirements will also be considered.

Federal and state banking laws and regulations and state corporate laws restrict the amount of dividends we may declare and pay and that Pinnacle Bank may declare and pay to us. For example, Federal Reserve regulations implementing the capital rules required under Basel III do not permit dividends unless capital levels exceed certain higher levels applying capital conservation buffers. In addition, the Federal Reserve has issued supervisory guidance advising bank holding companies to eliminate, defer or reduce dividends paid on common stock and other forms of capital, like preferred stock, where the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, the company’s prospective rate of earnings retention is not consistent with the company’s capital needs and overall current and prospective financial condition or the company will not meet, or is in danger of not meeting, minimum regulatory capital adequacy ratios. Recent supplements to this guidance reiterate the need for bank holding companies to inform their applicable reserve bank sufficiently in advance of the proposed payment of a dividend in certain circumstances.

In addition, at December 31, 2025, subject to certain exceptions, the terms of certain of our indebtedness prohibited us from paying dividends on shares of our capital stock at times when we were deferring the payment of interest on such indebtedness.

Pinnacle Financial and Pinnacle Bank have in the past issued subordinated indebtedness the holders of which have rights that are senior to those of Pinnacle Financial’s shareholders.

From time to time, Pinnacle Financial and Pinnacle Bank have issued, and in connection with certain mergers, assumed, subordinated notes. At December 31, 2025, Pinnacle Financial had an aggregate of $300 million of subordinated notes outstanding, not including the subordinated debentures issued in connection with our trust preferred securities; Pinnacle Bank did not have any subordinated notes outstanding at December 31, 2025. Moreover, the notes we have issued rank senior to shares of Pinnacle Financial’s common and preferred stock, and Pinnacle Bank’s subordinated indebtedness, if any may be outstanding from time to time, is structurally senior to the rights of the holders of Pinnacle Financial’s common and preferred stock. In the event of any bankruptcy, dissolution or liquidation of Pinnacle Financial, these notes, along with Pinnacle Financial’s other indebtedness, would have to be repaid before Pinnacle Financial’s shareholders (starting with the holders of any preferred stock with liquidation preferences senior to our common stock) would be entitled to receive any of the assets of Pinnacle Financial.

Pinnacle Financial or Pinnacle Bank may from time to time issue, or assume in connection with an acquisition, additional subordinated indebtedness that would have to be repaid before Pinnacle Financial’s shareholders (starting with the holders of any preferred stock with liquidation preferences senior to our common stock) would be entitled to receive any of the assets of Pinnacle Financial or Pinnacle Bank.

We and/or the holders of certain types of our securities could be adversely affected by unfavorable ratings from rating agencies.

At December 31, 2025, various ratings agencies regularly evaluate Pinnacle Financial and Pinnacle Bank, and their ratings of our company and certain of our debt and equity securities were based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. New Pinnacle will be subject to similar ratings agency evaluations. There can be no assurance that adverse changes in our published ratings will not occur in the future, which could adversely affect the cost and other terms upon which we are able to obtain funding, and the way in which we are perceived in the capital markets. Actual or anticipated changes, or downgrades in published credit ratings, including any announcement that the ratings are under review for a downgrade, could affect the market value and liquidity of our securities, increase our borrowing costs and negatively impact our profitability. Additionally, a downgrade of the published credit rating of any particular security issued by us or our subsidiaries could negatively affect the ability of the holders of that security to sell the securities and the prices at which any such securities may be sold.

An investment in the capital stock of a bank holding company is not an insured deposit and is not guaranteed by the FDIC.

An investment in the capital stock of a bank holding company is not a bank deposit and, therefore, is not insured against loss or guaranteed by the FDIC, any other deposit insurance fund or by any other public or private entity. An investment in the capital stock of a bank holding company is inherently risky for the reasons described herein and shareholders of such a company will bear the risk of loss if the value or market price of that capital stock is adversely affected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY

Risk Management, Strategy and Governance

At December 31, 2025, Pinnacle placed a high priority and focus on securing the confidential information it received and stored about its borrowers, depositors and other customers and employees. This priority and focus started with Pinnacle's board of directors, or committees of the board of directors, which were ultimately responsible for establishing effective risk oversight, approving its risk appetite statement, understanding its key risks and seeking to establish the risk management strategy, processes and internal controls that were appropriate to manage risk, in each case inclusive of cybersecurity risk. At December 31, 2025, Pinnacle's risk appetite statement included specific information technology risk tolerance thresholds and limits established with the approval of its board of directors, or designated committees thereof, and executive management. At December 31, 2025, key risk indicators were monitored by the Risk Committee of its board of directors (the “Risk Committee”), which received quarterly reports from its Chief Risk Officer, Chief Solutions Officer/EVP of Bank Operations ("CSO"), Risk Management Committee and Operations and Automation ("O&A") Committee regarding management’s efforts to protect Pinnacle from cybersecurity threats and the general threat landscape facing companies with similar operational characteristics. At December 31, 2025, the CSO reported quarterly to Pinnacle's Risk Committee of the board of directors regarding its information security risk oversight processes as the board of directors, acting through the Risk Committee, sought to ensure Pinnacle was operating within its stated risk appetite. At December 31, 2025, Pinnacle's CSO had appointed a Chief Information Security Officer (the “CISO”). At December 31, 2025, the CISO reported directly to Pinnacle's CSO and the responsibilities of this role were in conjunction with information security and other special projects concerning risk and operational issues identified. At December 31, 2025, the CISO coordinated Pinnacle's information security risk assessment process, facilitated annual employee training, and prepared an annual report to Pinnacle's board of directors with a summary of the Information Security Strategic Plan for the coming year, top cybersecurity risks and crucial information security updates that could impact us. Pinnacle's CISO held a Master's Degree in Information Security and Assurance and brought 28 years of experience in IT and Information Security. Prior to being appointed as the CISO, its CISO served as Pinnacle's Deputy CISO which allowed for longstanding knowledge of the environment and its clients to be maintained while working to keep its cybersecurity risks managed.

At December 31, 2025, Pinnacle’s objective for managing cybersecurity risk was to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse its systems or information. A key part of Pinnacle’s strategy for managing risks from cybersecurity threats at December 31, 2025 was the ongoing assessment and testing of its processes and practices through auditing, security assessments, and other exercises focused on evaluating effectiveness of Pinnacle’s processes and programs at December 31, 2025. At December 31, 2025, Pinnacle also deployed technical safeguards that were designed to protect its information systems from cybersecurity threats and incidents in a prompt and effective manner with the goal of minimizing disruptions to its business. At December 31, 2025, Pinnacle had also developed and periodically updated incident response plans that provided a documented framework for responding to actual or potential cybersecurity incidents, including timely notification and escalation to the appropriate management committees and to the Risk Committee of the board and full board of directors as appropriate. At December 31, 2025, these incident response plans were coordinated through the CSO and other key members of management, including the CEO.

At December 31, 2025, the CISO, the CSO, our Chief Information Officer (CIO) and Chief Risk Officer collaborated in the development and implementation of the Information Technology Program. Together with our information technology staff, third-party vendors and other outside resources, information security standards and controls were implemented across all enterprise systems at December 31, 2025. At December 31, 2025, the CISO and team members reporting to him monitored Pinnacle's information technology systems for threats and vulnerabilities, reporting regularly to the CIO. At December 31, 2025, the CISO also recommended changes to those systems designed to protect the systems from attack and reduce cybersecurity risk.

At December 31, 2025, Pinnacle’s board of directors delegated authority to the Risk Committee to assist the board in carrying out certain duties related to risk oversight, including with respect to information security risk. At December 31, 2025, the Risk Committee provided primary board-level oversight of its enterprise-wide risk posture and the processes established to identify, measure, and monitor its risk level, including regarding information security risk. At December 31, 2025, this oversight included reviewing and approving its risk appetite statement, including with respect to information security risk and reviewing quarterly reporting from management on monitoring of performance of Pinnacle against its risk appetite.

At December 31, 2025, Pinnacle’s Risk Management Committee, which was a management committee consisting of key employees of Pinnacle, including its Chief Risk Officer, Chief Executive Officer, Chief Financial Officer, CSO, Chief Credit Officer, Treasurer and Chief Compliance Officer as well as other nonvoting members including its Chief Audit Executive, oversaw monitoring of the Information Technology program. Testing of the Information Technology program at December 31, 2025, including information security, was accomplished using a comprehensive program of then on-going internal testing, utilizing third-party service providers to provide routine vulnerability scanning and penetration testing, and conducting targeted threat assessments with third-party consultants on an annual basis. Additionally, at December 31, 2025, its Internal Audit function included information technology, as well as information security, in its annual audit plan. In addition, in accordance with the Information Technology program, at December 31, 2025, its O&A Committee assessed information security risks on a quarterly basis, or more often in response to changes in products or services that were offered, technological changes, changes in the threat landscape that faced Pinnacle, including as a result of cybersecurity incidents affecting financial institutions or their third party vendors generally or any change that could have materially affected our risk environment.

At December 31, 2025, the O&A Committee, chaired by the CSO, was responsible for the oversight of the Information Security Advisory Team (ISAT) subcommittee, which monitored monthly operational cybersecurity reporting, threat intelligence, security project implementation, and maintenance of the information security policies and standards managed by the Company’s CISO. At December 31, 2025, the monthly ISAT reports were provided to the Risk Committee quarterly and described the overall status of the Information Security activities, including, but not limited to:

•Decisions about enterprise cybersecurity risks and mitigating controls;
•Results of testing, including regular external and internal penetration testing and vulnerability scans;
•Cybersecurity Threat Intelligence;
•Security Operations Systems Performance; and
•Security breaches or violations and management’s responses.

At December 31, 2025, no attempted cyber-attack or other attempted intrusion on Pinnacle's information technology networks had resulted in a material adverse impact on the operations or financial results of Pinnacle Financial or Pinnacle Bank. For further discussion of risks from cybersecurity threats, see the section captioned “We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have a material adverse effect on our financial condition and results of operations, as well as cause legal or reputational harm” in Item 1A. Risk Factors.

Information Security Training and Awareness

Information security awareness training is provided to all employees and bank business units at initial new hire orientation and no less often than annually thereafter and focuses on Pinnacle's overall Information Security Program, roles and responsibilities of employees during an incident and how to identify and report suspicious activity.

Third Party Risk Management (TPRM)

At December 31, 2025, management identified, assessed, controlled, monitored and reported on risks related to Pinnacle Financial's and Pinnacle Bank's use of third and fourth parties per applicable laws, safe and sound business practices, and related supervisory guidance, particularly that of the Interagency Guidance on Third-Party Relationships: Risk Management.

At December 31, 2025, it was its policy to ensure the internal controls and financial condition of a third-party vendor were carefully evaluated prior to the allowance of such support services to begin, and as an on-going condition of continuing support of such products or services. At December 31, 2025, vendors with access to customer information or direct access to the network were carefully reviewed to ensure that appropriate controls and mechanisms were in place in an attempt to safeguard confidential information, and its contracts with such vendors included obligations on the part of the vendors to maintain the confidentiality of such information in compliance with applicable legal requirements.

ITEM 2.  PROPERTIES

Prior to the consummation of the Merger, the Company's executive offices were located at 21 Platform Way South, Suite 2300, Nashville, Tennessee. At December 31, 2025, we conducted branch banking operations in 141 offices in nine states. These offices include both owned and leased facilities as follows:

State	Owned	Leased	Total
Tennessee	14	36	50
North Carolina	11	31	42
South Carolina	5	16	21
Virginia	3	7	10
Georgia	—	5	5
Alabama	—	6	6
Kentucky	1	2	3
Maryland	—	2	2
Florida	—	2	2
	34	107	141

ITEM 3.  LEGAL PROCEEDINGS

See "Part II - Item 8. Financial Statements - Note 12 - Commitments and Contingent Liabilities" of this Report.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2025, the last trading day for Pinnacle Financial's common stock prior to the Effective Time of the Merger, Pinnacle Financial's common stock was traded on the Nasdaq Global Select Market under the symbol "PNFP" and traded on that market from July 3, 2006 until such date. As of December 31, 2025, Pinnacle Financial had approximately 3,570 shareholders of record and there were 77,661,626 shares of Pinnacle Financial's common stock outstanding.

In connection with the settlement of income tax liabilities associated with the Company's equity compensation plans, Pinnacle Financial repurchased shares of its common stock during the quarter ended December 31, 2025 as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2025 to October 31, 2025	6,376	$87.25	—	125,000,000
November 1, 2025 to November 30, 2025	—	—	—	125,000,000
December 1, 2025 to December 31, 2025	76,522	101.30	—	125,000,000
Total	82,898	$99.87	—	125,000,000

(1) During the quarter ended December 31, 2025, 214,020 shares of restricted stock previously awarded to certain of our team members vested. We withheld 82,898 shares to satisfy tax withholding requirements associated with their vesting.

(2) On January 16, 2024, the board of directors authorized a share repurchase program for up to $125.0 million of Pinnacle Financial's outstanding common stock. The share repurchase program expired on March 31, 2025 and the Board of Directors authorized a $125.0 million share repurchase program that commenced upon expiration of such program, and was initially set to expire on March 31, 2026 but expired earlier than that upon consummation of the Merger. The timing of these repurchases depends on market conditions and other requirements. Pinnacle Financial did not repurchase any shares under either of its share repurchase program during the year ended December 31, 2025.

Stock Price Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on Pinnacle Financial's Common Stock against the cumulative total return of the NASDAQ Composite Index, the KBW NASDAQ Regional Banking Index, a peer group consisting of U.S. banks headquartered in the Southeastern United States with an asset size between $25 billion and $60 billion as of September 30, 2025, and the S&P U.S. LargeCap Banks index for the period commencing on December 31, 2020 and ending December 31, 2025 (the “Measuring Period”). The graph assumes that the value of the investment in Pinnacle Financial's Common Stock and each index was $100 on December 31, 2020. The change in cumulative total return is measured by dividing the cumulative amount of dividends for the Measuring Period, assuming dividend reinvestment, and the change in share price between the beginning and end of the Measuring Period by the share price at the beginning of the Measuring Period. Cash dividends may impact the cumulative returns of the indices.

Cumulative Total Returns(1)
Comparison of PINNACLE FINANCIAL PARTNERS, INC.
NASDAQ COMPOSITE INDEX, KBW NASDAQ
REGIONAL BANKING INDEX, PEER GROUP(2),
S&P U.S. LargeCap Banks Index(3)

Total Return Performance
Pinnacle Financial Partners, Inc.
NASDAQ Composite Index
S&P U.S. LargeCap Banks Index
KBW NASDAQ Regional Banking Index
Peer Group
Index Value
250
200
150
100
50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

(1)Assumes $100 invested on December 31, 2020 in Pinnacle Financial Partners, Inc. Common Stock (PNFP) and the four indices/groups noted above.
(2)The peer group consists of U.S. Banks headquartered in the Southeastern United States with an asset size of between $25 billion and $60 billion as of September 30, 2025. The peer group was developed by S&P Global Market Intelligence and is a composite of 11 banking institutions.
(3)S&P U.S. LargeCap Banks Index includes all major exchange banks in S&P's coverage universe with assets greater than $10 billion as of September 30, 2025.

ITEM 6.  RESERVED

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2025 and 2024 and our results of operations for each of the years in the three-year period ended December 31, 2025. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein, as well as the information included in Part I Item 1A "Risk Factors", and under the caption "Forward-Looking Statements". This Item generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 are not included, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 25, 2025.

January 1, 2026 Merger with Synovus Financial Corp.

On July 24, 2025, Pinnacle Financial entered into the Merger Agreement with Synovus and New Pinnacle, a newly formed Georgia corporation jointly owned by Pinnacle Financial and Synovus. The Merger Agreement provided that, upon the terms and subject to the conditions set forth therein, (i) Pinnacle Financial and Synovus would each simultaneously merge with and into New Pinnacle (such mergers, collectively, the Merger), with New Pinnacle continuing as the surviving corporation in the Merger and named Pinnacle Financial Partners, Inc., and (ii) immediately following the effectiveness of the FRS Membership (as described elsewhere in this Annual Report on Form 10-K), Synovus Bank would merge with and into Pinnacle Bank, with Pinnacle Bank as the surviving entity in the Bank Merger. After receiving the necessary approvals from the Federal Reserve System, the TDFI , and the Georgia Department of Banking and Finance, the Merger was completed January 1, 2026. Refer to "Part II - Item 8. Financial Statements - Note 24 - Subsequent Event" in this Annual Report on Form 10-K.

Selected Financial Data

Set forth below is certain selected financial data related to the Company's operations for 2025, 2024 and 2023:

(dollars in thousands, except per share data)	2025	2024	2023
Total assets	$57,706,053	$52,589,449	$47,959,883
Loans, net of unearned income	39,154,002	35,485,776	32,676,091
Allowance for credit losses	441,540	414,494	353,055
Total securities	9,157,207	8,381,268	7,323,887
Goodwill, core deposit and other intangible assets	1,878,619	1,870,683	1,874,438
Deposits and securities sold under agreements to repurchase	47,712,969	43,073,236	38,749,299
Advances from FHLB	1,778,329	1,874,134	2,138,169
Subordinated debt and other borrowings	426,704	425,821	424,938
Shareholders' equity	7,043,715	6,431,881	6,035,788

Statement of Operations Data:
Interest income	$2,795,632	$2,698,098	$2,353,368
Interest expense	1,247,371	1,332,508	1,091,250
Net interest income	1,548,261	1,365,590	1,262,118
Provision for credit losses	107,245	120,589	93,596
Net interest income after provision for credit losses	1,441,016	1,245,001	1,168,522
Noninterest income	506,590	371,178	433,253
Noninterest expense	1,167,728	1,034,970	887,769
Income before income taxes	779,878	581,209	714,006
Income tax expense	138,013	106,153	151,854
Net income	641,865	475,056	562,152
Preferred stock dividends	(15,192)	(15,192)	(15,192)
Net income available to common shareholders	626,673	459,864	546,960

(dollars in thousands, except per share data)	2025	2024	2023

Per Share Data:
Earnings per share available to common shareholders – basic	$8.15	$6.01	$7.20
Weighted average common shares outstanding – basic	76,863,389	76,460,926	76,016,370
Earnings per share available to common shareholders – diluted	$8.07	$5.96	$7.14
Weighted average common shares outstanding – diluted	77,688,626	77,131,330	76,647,543
Common dividends per share	$0.96	$0.88	$0.88
Preferred dividends per share	$67.52	$67.52	$67.52
Book value per common share	$87.90	$80.46	$75.80
Common shares outstanding at end of period	77,661,626	77,242,307	76,766,674

Performance Ratios:
Return on average assets	1.15%	0.93%	1.19%
Return on average shareholders' equity	9.35%	7.39%	9.44%
Net interest margin	3.24%	3.16%	3.18%
Net interest spread	2.54%	2.30%	2.29%
Noninterest income to average assets	0.93%	0.75%	0.94%
Noninterest expense to average assets	2.14%	2.09%	1.94%
Efficiency ratio	56.83%	59.59%	52.36%
Average loan to average deposit ratio	83.26%	84.64%	83.93%
Avg. interest-earning assets to avg. interest-bearing liabilities	128.05%	128.90%	133.62%
Average equity to average total assets ratio	12.28%	12.59%	12.64%
Common stock dividend payout ratio	11.87%	14.72%	12.26%
Credit Quality Ratios:
Allowance for credit losses to nonaccrual loans	331.09%	280.40%	429.05%
Allowance for credit losses to total loans	1.13%	1.17%	1.08%
Nonperforming assets to total assets	0.25%	0.28%	0.18%
Nonperforming assets to total loans, other real estate and other nonperforming assets	0.36%	0.42%	0.27%
Nonaccrual loans to total loans	0.34%	0.42%	0.25%
Net loan charge-offs to average loans	0.21%	0.23%	0.16%

Capital Ratios(1):
Common equity Tier 1 capital	10.88%	10.80%	10.29%
Leverage	9.57%	9.55%	9.40%
Tier 1 capital	11.34%	11.32%	10.83%
Total capital	12.97%	13.14%	12.72%
(1)Capital ratios are for Pinnacle Financial Partners, Inc.

Overview

General. Our fully diluted net income per common share for the year ended December 31, 2025 was $8.07 compared to fully diluted net income per common share of $5.96 for the year ended December 31, 2024. At December 31, 2025, loans had increased by $3.7 billion to $39.2 billion from $35.5 billion at December 31, 2024.

Results of operations. Our net interest income increased to $1.5 billion for 2025 compared to $1.4 billion for 2024. The increase in 2025 as compared to 2024 was largely the result of organic loan growth and a declining cost of funds.

Net interest income in 2025 and 2024, was affected by fluctuations in our net interest margin and our net interest spread. The net interest margin (the ratio of net interest income to average earning assets) for 2025 was 3.24% compared to 3.16% for 2024 and reflects increased average earning asset balances as well as a meaningful reduction in our cost of funds despite increased average interest-bearing balances. Additionally, our noninterest bearing deposit balances increased during 2025 when compared to 2024.

Our provision for credit losses was $107.2 million for 2025 compared to $120.6 million in 2024. The reduction in provision expense in 2025 as compared to 2024 is in part the result of reductions in specific reserves associated with certain loans due to charge-offs, improved financial conditions of certain borrowers or payoff of a portion of or, in certain cases, the full, outstanding balances of the related loans. Also impacting provision expense in each period were net charge-offs of $76.5 million during 2025 compared to $78.3 million in 2024. Negatively impacting net charge-offs in 2025 was the deterioration of a non-owner occupied commercial real estate loan which resulted in a charge-off of $16.9 million in the fourth quarter of 2025. Charge-offs were also elevated in 2025 as a result of increased charge-offs in certain of our credit card portfolios.

Noninterest income for 2025 compared to 2024 increased by $135.4 million, or 36.5%, to $506.6 million from $371.2 million. The increase compared to 2024 is due in large part to income from our equity method investment in BHG which increased $55.2 million, or 87.3%, for 2025 compared to 2024. Also impacting the change in noninterest income during 2025 when compared to 2024 was our intentional repositioning of a portion of our securities portfolio in 2024 with the goal of meaningfully enhancing its future performance with the sale of approximately $822.7 million of available-for-sale securities at a net loss of $72.1 million during 2024. Income from our wealth management groups (investments, insurance and trust) also contributed to the increase in noninterest income and continued to reflect strong revenue growth increasing $25.7 million, or 22.5%, for 2025 compared to 2024. Service charges on deposit accounts increased $11.7 million, or 19.8%, during 2025 compared to 2024. Additionally, for 2025, income from bank-owned life insurance increased $5.8 million in part due to the purchase of an additional $150.0 million in policies during 2025. The increases in noninterest income were offset in part by a decrease in income from our other equity investments of $5.7 million in 2025 compared to 2024.

Noninterest expense for 2025 compared to 2024 increased $132.8 million, or 12.8%, to $1.2 billion from $1.0 billion. Impacting noninterest expense during 2025 as compared to 2024 was an increase of $100.4 million in salaries and employee benefits. The increase in salaries and employee benefits was primarily the result of an increase in our associate base to 3,709.0 full-time equivalent team members at December 31, 2025 compared to 3,565.5 at December 31, 2024, as well as annual merit increases effective in January 2025 and increases in cash and equity incentive accruals due to our achievement of a payout percentage under our annual cash incentive plan in 2025 that is higher than what we paid out under our 2024 annual cash incentive plan.

Noninterest expense categories, other than salaries and employee benefits, were $446.3 million for 2025 compared to $413.9 million in 2024, an increase of 7.8%. Noninterest expense for 2025 included $21.7 million in merger-related expenses associated with the Merger with Synovus. Noninterest expense for 2024 included approximately $27.6 million in fees paid during the second quarter of 2024 to terminate an agreement to resell $500.0 million of securities we had previously purchased. Additionally impacting the change in noninterest expense for 2025 when compared to 2024 are increases in equipment and occupancy costs, marketing and other business development costs and lending and deposit-related expenses. Equipment and occupancy costs increased $29.3 million, or 17.6%, for 2025 compared to 2024 and were negatively impacted by the overall growth in our infrastructure, construction and operation of 13 additional locations throughout our footprint since January 1, 2024, the relocation of our headquarters to a new location in downtown Nashville during the first quarter of 2025 and the implementation of new technology. Marketing and business development expense for 2025 increased $10.7 million, or 40.1%, compared to 2024 primarily as a result of our partnership with The Pinnacle, one of Nashville's newest live music venues, which opened in March 2025, and other factors including increases in both client and associate engagement expenses due to our increased headcount and recent market extensions. Other noninterest expense includes lending-related expenses, deposit-related expenses, wealth-management expenses and other items. Lending-related expenses increased $7.0 million for 2025 compared to 2024 and were impacted by the loss protection fees of $6.4 million paid during 2025 associated with a credit default swap which we entered into in the second quarter of 2024. Deposit-related expenses decreased $7.7 million during 2025 compared to 2024. The largest contributor to the decline in deposit-related expenses related to the FDIC special assessment which was originally assessed in the fourth quarter of 2023 as a result of the bank failures which occurred in the first half of 2023. We recorded expense associated with the FDIC special assessment in 2024 of $6.8 million and recorded no such expense in 2025. During 2025, the FDIC updated its guidance regarding the assessment. Based on the revised guidance, we updated the accrual of the FDIC special assessment and reduced deposit-related expense by $7.5 million. Offsetting the decreased FDIC assessment costs during 2025 when compared to 2024 were increases in costs associated with our specialty deposit programs.

During the years ended December 31, 2025 and 2024, we recorded income tax expense of $138.0 million and $106.2 million, respectively. Our effective tax rate for the years ended December 31, 2025 and 2024, was 17.7% and 18.3%, respectively.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 56.8% and 59.6% for the years ended December 31, 2025 and 2024, respectively. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for the year ended December 31, 2025 compared to the same period in 2024 was both positively and negatively impacted by the changes to net interest income, noninterest income and noninterest expense discussed above.

Net income for 2025 was $641.9 million compared to $475.1 million in 2024. Net income available to common shareholders for 2025 was $626.7 million compared to $459.9 million in 2024. The presentation of net income available to common shareholders (rather than net income available to shareholders) was required following the issuance of 9.0 million depositary shares, each representing a 1/40th interest in a share of Legacy Pinnacle Series B Preferred Stock in the second quarter of 2020. Fully-diluted net income per common share was $8.07 for 2025 compared to $5.96 for 2024. Net income in 2025 was impacted positively by organic growth, lower costs of funds and an increase in income from our equity method investment in BHG and negatively impacted by losses on the sale of available-for-sale securities and increases in salaries and employee benefits and equipment and occupancy costs as noted above.

Financial Condition. Our loan balances increased by $3.7 billion, or 10.3%, to $39.2 billion during 2025 as compared to 2024. The increase is primarily the result of loans made to borrowers that principally operate or are located in the markets in which we have recently entered or expanded our presence, increases in the number of relationship advisors we employ and continued focus on attracting new customers to our company, including those targeted by our franchise and leasing segments. Loan growth was also positively impacted during the year ended December 31, 2025 by the continued growth of certain specialty lending groups, including franchise lending and equipment lease financing.

Total deposits increased from $42.8 billion at December 31, 2024 to $47.4 billion at December 31, 2025, an increase of $4.6 billion, or 10.6%. Noninterest-bearing deposits were $9.0 billion at December 31, 2025 compared to $8.2 billion at December 31, 2024, an increase of $876.2 million, or 10.7%. This increase is largely based on the success of our treasury management and specialty deposit groups and those groups' capabilities. Interest-bearing deposit growth during the year ended December 31, 2025 increased approximately $1.5 billion, or 10.8%, from December 31, 2024, as a result of our intentional focus on gathering and retaining these deposits and increases in the number of relationship advisors we employ. Within our deposits, the ratio of core funding to total deposits increased from 83.9% at December 31, 2024 to 84.0% at December 31, 2025. This change is largely due to the success of our deposit gathering initiatives.

At December 31, 2025, our allowance for credit losses on loans was $441.5 million, or 1.13% of total loans, compared to $414.5 million, or 1.17% of total loans, at December 31, 2024. The decline in the ratio of our allowance for credit losses to total loans was largely the result of a reduction in specific reserves associated with certain loans due to charge-offs, improvement in the financial condition of the borrowers or payoff of a portion of or, in certain cases, the full, outstanding balances of the related loans.

Capital and Liquidity. At December 31, 2025 and 2024, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. At December 31, 2025, we had approximately $462.4 million of cash at the holding company which could be used to support our bank.

On January 21, 2025, our board of directors authorized a share repurchase program for up to $125.0 million of our common stock which commenced upon the expiration of the previously authorized share repurchase program that expired on March 31, 2025. The new authorization remained in effect at December 31, 2025. We did not repurchase any shares under the prior or current share repurchase programs during 2024 or 2025.
On January 1, 2026, we completed the Merger with Synovus. Subject to the terms and conditions of the Merger Agreement, at the Effective Time, each share of Legacy Pinnacle Common Stock outstanding immediately prior to the Effective Time, other than certain shares held by Pinnacle Financial or Synovus, was converted into the right to receive one share of New Pinnacle Common Stock, and each share of Synovus Common Stock outstanding immediately prior to the Effective Time, other than certain shares held by Pinnacle Financial or Synovus, was converted into the right to receive 0.5237 shares of New Pinnacle Common Stock. Holders of Synovus Common Stock received cash in lieu of fractional shares.

Subject to the terms and conditions of the Merger Agreement, at the Effective Time, (i) each share of Synovus Series D Preferred Stock, (ii) each share of Synovus Series E Preferred Stock, and (iii) each share of Legacy Pinnacle's Series B Preferred Stock, in each case outstanding immediately prior to the Effective Time, was converted into the right to receive one share of an applicable newly created series of preferred stock of New Pinnacle having terms that are not materially less favorable than the Synovus Series D Preferred Stock, Synovus Series E Preferred Stock or Pinnacle Financial's Series B Preferred Stock, respectively. Similarly, at the Effective Time of the Merger, each Legacy Pinnacle Series B Depositary Share was converted into a New Pinnacle Series C Depositary Share.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for credit losses and the assessment of impairment of goodwill, has been critical to the determination of our financial position and results of operations.

Allowance for Credit Losses - Loans - The allowance for credit losses on loans is estimated under the CECL methodology set forth in FASB ASC 326. The allowance for credit losses on loans reflects management’s estimate of the the amount of credit losses expected to be recognized over the remaining life of the loans in our portfolio. This evaluation requires significant management judgment and is based upon relevant available information related to historical default and loss experience, current and projected economic conditions, and other portfolio-specific and environmental risk factors. Losses are predicted over a reasonable and supportable forecast period, and at the end of the reasonable and supportable period losses revert to long term historical averages. The allowance for credit losses on loans is measured on a collective basis for pools of loans with similar risk characteristics, and for loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. There are factors beyond our control, such as changes in projected economic conditions, real estate markets or particular industry conditions which may materially impact asset quality and the adequacy of the allowance for credit losses on loans and thus the resulting provision for credit losses. The allowance is adjusted through provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off. See “Allowance for Credit Losses on Loans” elsewhere within this section as well as Note 1. Summary of Significant Accounting Policies and Note 5. Loans and Allowance for Credit Losses in the notes to consolidated financial statements included in Item 8. Financial Statements of this Annual Report on Form 10-K for additional information related to the allowance for credit losses on loans.

Impairment of Goodwill - Goodwill is evaluated for impairment annually and more frequently if events and circumstances indicate that the asset might be impaired as described in ASC 350. At December 31, 2025, our annual assessment date was September 30. Accordingly, we performed a qualitative assessment at that date by examining changes in macroeconomic conditions, industry and market conditions, overall financial performance, cost factors and other relevant entity-specific events, including changes in the share price of our common stock. While we believe that the assumptions utilized in our testing were appropriate, they may not reflect actual outcomes that could occur. Specific factors that could negatively impact the assumptions used include significant fluctuations in our asset/liability balances or the composition of our balance sheet; a change in the overall valuation of the stock market, specifically bank stocks; performance of Southeast U.S. banks; and our performance relative to peers. Changes in these assumptions, or any other key assumptions, could have a material impact on our qualitative assessment, resulting in the decision to perform additional procedures to identify and determine the amount of goodwill impairment, if any. See Note 1. Summary of Significant Accounting Policies in the notes to consolidated financial statements included in Item 8. Financial Statements of this Annual Report on Form 10-K for additional information related to goodwill.

Results of Operations

The following is a summary of certain financial information as of or for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands, except per share data):

	Years ended December 31,		2025- 2024 Percent Increase (Decrease)	Year ended December 31,	2024 - 2023 Percent Increase (Decrease)
	2025	2024		2023
Income Statement:
Interest income	$2,795,632	$2,698,098	3.6%	$2,353,368	14.7%
Interest expense	1,247,371	1,332,508	(6.4)%	1,091,250	22.1%
Net interest income	1,548,261	1,365,590	13.4%	1,262,118	8.2%
Provision for credit losses	107,245	120,589	(11.1)%	93,596	28.8%
Net interest income after provision for credit losses	1,441,016	1,245,001	15.7%	1,168,522	6.5%
Noninterest income	506,590	371,178	36.5%	433,253	(14.3)%
Noninterest expense	1,167,728	1,034,970	12.8%	887,769	16.6%
Income before income taxes	779,878	581,209	34.2%	714,006	(18.6)%
Income tax expense	138,013	106,153	30.0%	151,854	(30.1)%
Net income	641,865	475,056	35.1%	562,152	(15.5)%
Preferred stock dividends	(15,192)	(15,192)	—%	(15,192)	—%
Net income available to common shareholders	$626,673	$459,864	36.3%	$546,960	(15.9)%
Per Share Data:
Basic net income per common share	$8.15	$6.01	35.6%	$7.20	(16.5)%
Diluted net income per common share	$8.07	$5.96	35.4%	$7.14	(16.5)%
Performance Ratios:
Return on average assets (1)	1.15%	0.93%	23.7%	1.19%	(21.9)%
Return on average shareholders' equity (2)	9.35%	7.39%	26.5%	9.44%	(21.7)%
Return on average common shareholders' equity (3)	9.66%	7.66%	26.1%	9.81%	(21.9)%
Balance Sheet:
Loans, net of allowance for credit losses	$38,712,462	$35,071,282	10.4%	$32,323,036	8.5%
Deposits	$47,396,522	$42,842,992	10.6%	$38,539,810	11.2%
(1) Return on average assets is the result of net income available to common shareholders for the reported period divided by average assets for the period.
(2) Return on average shareholders' equity is the result of net income available to common shareholders for the reported period divided by average shareholders' equity for the period.
(3) Return on average common shareholders' equity is the result of net income available to common shareholders for the reported period divided by average common shareholders' equity for the period.

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our revenues. For the year ended December 31, 2025, we recorded net interest income of approximately $1.5 billion, which resulted in a net interest margin of 3.24%. For the year ended December 31, 2024, we recorded net interest income of approximately $1.4 billion, which resulted in a net interest margin of 3.16%. The increase in net interest income in 2025 as compared to 2024 reflects increased average earning asset balances as well as a meaningful reduction in our cost of funds despite increased average interest-bearing balances. Additionally, our noninterest bearing deposit balances increased during 2025 when compared to the same period in 2024.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin for each of the years in the three-year period ended December 31, 2025 (in thousands):

	2025			2024			2023
	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields	Average Balances	Interest	Rates/ Yields
Interest-earning assets:
Loans (1) (2)	$37,347,907	$2,288,096	6.23%	$33,908,775	$2,221,063	6.64%	$31,112,968	$1,950,365	6.36%
Securities:
Taxable	5,631,662	260,953	4.63%	4,487,037	220,666	4.92%	3,562,527	140,308	3.94%
Tax-exempt (2)	3,346,750	107,463	3.84%	3,284,099	97,779	3.55%	3,252,030	97,625	3.58%
Interest-bearing due from banks	2,852,913	118,459	4.15%	2,533,184	132,199	5.22%	2,611,506	140,036	5.36%
Securities purchased under agreements to resell	80,272	7,936	9.89%	285,356	10,669	3.74%	508,190	13,176	2.59%
Federal funds sold	—	—	—%	—	—	—%	—	—	—%
Other	263,872	12,725	4.82%	254,731	15,722	6.17%	227,147	11,858	5.22%
Total interest-earning assets	49,523,376	2,795,632	5.76%	44,753,182	2,698,098	6.14%	41,274,368	2,353,368	5.82%
Nonearning assets:
Intangible assets	1,869,980			1,871,723			1,878,204
Other nonearning assets	3,187,306			2,821,948			2,696,900
Total assets	$54,580,662			$49,446,853			$45,849,472
Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	14,524,949	457,226	3.15%	12,309,946	465,862	3.78%	9,565,965	333,631	3.49%
Savings and money market	16,959,977	491,058	2.90%	14,928,631	530,100	3.55%	14,162,523	473,327	3.34%
Time deposits	4,667,457	178,895	3.83%	4,720,595	207,493	4.40%	4,606,756	176,160	3.82%
Total interest-bearing deposits	36,152,383	1,127,179	3.12%	31,959,172	1,203,455	3.77%	28,335,244	983,118	3.47%
Securities sold under agreements to repurchase	275,292	5,172	1.88%	219,451	5,392	2.46%	192,132	3,744	1.95%
Federal Home Loan Bank advances	1,816,610	82,855	4.56%	2,113,947	96,602	4.57%	1,935,204	80,958	4.18%
Subordinated debt and other borrowings	430,654	32,165	7.47%	427,604	27,059	6.33%	426,784	23,430	5.49%
Total interest-bearing liabilities	38,674,939	1,247,371	3.23%	34,720,174	1,332,508	3.84%	30,889,364	1,091,250	3.53%
Noninterest-bearing deposits	8,706,694	—	—%	8,103,652	—	—%	8,736,843	—	—%
Total deposits and interest- bearing liabilities	47,381,633	1,247,371	2.63%	42,823,826	1,332,508	3.11%	39,626,207	1,091,250	2.75%
Other liabilities	496,205			399,183			428,348
Total liabilities	47,877,838			43,223,009			40,054,555
Shareholders' equity	6,702,824			6,223,844			5,794,917
Total liabilities and shareholders' equity	$54,580,662			$49,446,853			$45,849,472
Net interest income		$1,548,261			$1,365,590			$1,262,118
Net interest spread (3)			2.54%			2.30%			2.29%
Net interest margin (4)			3.24%			3.16%			3.18%
(1)Average balances of nonperforming loans, consumer loans held-for-sale and commercial loans held-for-sale are included in average loan balances.
(2)Yields computed on tax-exempt instruments on a tax equivalent basis and include $58.7 million, $47.7 million and $48.5 million of taxable equivalent income for the years ended December 31, 2025, 2024 and 2023, respectively. The tax-exempt benefit has been reduced by the projected impact of tax-exempt income that will be disallowed pursuant to IRS Regulations as of and for the then current period presented.
(3)Yields realized on interest-bearing assets less the rates paid on interest-bearing liabilities. The net interest spread calculation excludes the impact of demand deposits. Had the impact of demand deposits been included, the net interest spread for the year ended December 31, 2025 would have been 3.13% compared to a net interest spread for the years ended December 31, 2024 and 2023 of 3.02% and 3.07%, respectively.
(4)Net interest margin is the result of net interest income calculated on a tax-equivalent basis divided by average interest earning assets for the period.

For the year ended December 31, 2025, our net interest spread was 2.54%, while the net interest margin was 3.24% compared to a net interest spread of 2.30% and a net interest margin of 3.16% for the year ended December 31, 2024. The expansion in our net interest margin during 2025 when compared to 2024 reflects increased average earning asset balances as well as a meaningful reduction in our cost of funds despite increased average interest-bearing deposit and interest-bearing liability balances. Additionally, our noninterest-bearing average deposit balances increased during 2025 when compared to 2024, positively impacting our net interest margin. During the year ended December 31, 2025, our earning asset yield decreased by 38 basis points from the year ended December 31, 2024, while total funding rates, led by decreases in interest-bearing deposits rates, decreased by 48 basis points compared to the year ended December 31, 2024.

Rate and Volume Analysis. Net interest income increased by $182.7 million between the years ended December 31, 2025 and 2024. The following is an analysis of the changes in our net interest income comparing the changes attributable to rates and those attributable to volumes (in thousands):

	2025 Compared to 2024 Increase (decrease) due to			2024 Compared to 2023 Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans	$(148,586)	$215,619	$67,033	$90,031	$180,667	$270,698
Securities:
Taxable	(14,466)	54,753	40,287	39,691	40,667	80,358
Tax-exempt	8,591	1,093	9,684	(985)	1,139	154
Interest-bearing due from banks	(28,996)	15,256	(13,740)	(3,647)	(4,190)	(7,837)
Securities purchased under agreements to resell	14,816	(17,549)	(2,733)	3,337	(5,844)	(2,507)
Other	(3,501)	504	(2,997)	2,296	1,568	3,864
Total interest-earning assets	(172,142)	269,676	97,534	130,723	214,007	344,730

Interest-bearing liabilities:
Interest-bearing deposits:
Interest checking	(86,189)	77,553	(8,636)	32,252	99,979	132,231
Savings and money market	(105,654)	66,612	(39,042)	30,472	26,301	56,773
Time deposits	(26,587)	(2,011)	(28,598)	26,852	4,481	31,333
Total deposits	(218,430)	142,154	(76,276)	89,576	130,761	220,337
Securities sold under agreements to repurchase	(1,493)	1,273	(220)	1,051	597	1,648
Federal Home Loan Bank advances	(185)	(13,562)	(13,747)	7,866	7,778	15,644
Subordinated debt and other borrowings	4,894	212	5,106	3,584	45	3,629
Total interest-bearing liabilities	(215,214)	130,077	(85,137)	102,077	139,181	241,258
Net interest income	$43,072	$139,599	$182,671	$28,646	$74,826	$103,472

Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume.

Provision for Credit Losses. The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation, is adequate to provide coverage for all expected credit losses. The provision for credit losses amounted to $107.2 million and $120.6 million for the years ended December 31, 2025 and 2024, respectively. Provision expense is impacted by organic loan growth in our loan portfolio, our internal assessment of the credit quality of the loan portfolio, recent historical and projected future economic conditions and net charge-offs. The change in provision in 2025 as compared to 2024 is in part the result of reductions in specific reserves associated with certain loans due to charge-offs, improved financial conditions of certain borrowers or payoff of a portion of or, in certain cases, the full, outstanding balances of the related loans. Also contributing to provision expense in 2025 when compared to 2024 were net charge-offs, which totaled $76.5 million and $78.3 million, respectively.

Our allowance for credit losses on loans reflects an amount deemed appropriate to adequately cover all expected future losses in the loan portfolio as of the date the allowance is determined based on our allowance for credit losses assessment methodology. At December 31, 2025, our allowance for credit losses on loans as a percentage of total loans was 1.13%, a decrease from 1.17% at December 31, 2024. The decline in the ratio of our allowance for credit losses to total loans was largely the result of a reduction in specific reserves associated with certain loans due to charge-offs, improvement in the financial condition of the borrowers or payoff of a portion of or, in certain cases, the full, outstanding balances of the related loans.

Noninterest Income. Our noninterest income is composed of several components, some of which vary significantly between quarterly and annual periods. Service charges on deposit accounts and other noninterest income generally reflect our growth, while investment services, fees from the origination of mortgage loans, swap fees and gains or losses on the sale of securities will often reflect financial market conditions or our asset/liability management efforts and fluctuate from period to period.

The following is our noninterest income for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Years ended December 31,		2025 - 2024 Percent Increase (Decrease)	Year ended December 31,	2024 - 2023 Percent Increase (Decrease)
	2025	2024		2023
Noninterest income:
Service charges on deposit accounts	71,130	$59,394	19.8%	$49,223	20.7%
Investment services	84,391	67,572	24.9%	52,432	28.9%
Insurance sales commissions	15,525	13,753	12.9%	13,670	0.6%
Gains on mortgage loans sold, net	7,647	11,136	(31.3)%	6,511	71.0%
Investment losses on sales, net	(16,611)	(71,854)	76.9%	(19,674)	(>100.0%)
Trust fees	40,351	33,219	21.5%	26,683	24.5%
Income from equity method investment	118,343	63,172	87.3%	85,402	(26.0)%
Gain on sale of fixed assets	554	2,258	(75.5)%	86,048	(97.4)%
Other noninterest income:
Interchange and other consumer fees	82,981	77,893	6.5%	69,709	11.7%
Bank-owned life insurance	45,482	39,700	14.6%	15,797	>100.0%
Loan swap fees	8,443	7,750	8.9%	7,851	(1.3)%
SBA loan sales	4,768	5,745	(17.0)%	3,983	44.2%
Income from other equity investments	11,442	17,112	(33.1)%	8,732	96.0%
Other noninterest income	32,144	44,328	(27.5)%	26,886	64.9%
Total other noninterest income	185,260	192,528	(3.8)%	132,958	44.8%
Total noninterest income	$506,590	$371,178	36.5%	$433,253	(14.3)%

Service charges on deposit accounts increased $11.7 million, or 19.8%, during 2025 compared to 2024 primarily as a result of revenues from commercial deposit accounts, including analysis fee revenue, as well as increased merchant and check card fees reflective of growth in our deposit accounts and the economic strength of our markets.

Income from our wealth management groups (investments, insurance and trust) is also included in noninterest income. Commissions and fees from investment services at our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle Bank, and fees from our wealth advisory group, PNFP Capital Markets, Inc., were $84.4 million for the year ended December 31, 2025, compared to $67.6 million during 2024, reflecting increases in brokerage assets. At December 31, 2025, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $16.0 billion in brokerage assets compared to $13.1 billion at December 31, 2024. Revenues from the sale of insurance products by our insurance agency subsidiaries were approximately $15.5 million during 2025 compared to $13.8 million during 2024. Additionally, at December 31, 2025, our trust department was receiving fees on approximately $8.5 billion and $4.0 billion of managed and custodied assets, respectively, compared to approximately $7.1 billion and $3.7 billion at December 31, 2024. We believe the improvement in the results of our wealth management businesses in 2025 compared to 2024 is primarily attributable to an increase in capacity as we hire more revenue producers across the firm, but particularly in the areas of our most recent market extensions.

Gains on mortgage loans sold, net, consists of fees from the origination and sale of mortgage loans. These mortgage fees are for loans primarily originated in our current markets that are subsequently sold to third-party investors. Substantially all of these loan sales transfer servicing rights to the buyer. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising and elevated interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from period to period as the rate environment changes. Gains on mortgage loans sold, net, were $7.6 million and $11.1 million, respectively, for the years ended December 31, 2025 and 2024. The reduction in mortgage fee income was primarily attributable to higher mortgage interest rates year-over-year. We hedge a portion of our mortgage pipeline as part of a mandatory delivery program whereby the hedge protects against changes in the fair value of the pipeline. The hedge is not designated as a hedge for GAAP purposes and, as such, changes in its fair value are recorded directly through the income statement. The change in the fair value of the outstanding mortgage pipeline at the end of any reporting period will directly impact the amount of gain recorded for mortgage loans held for sale during that reporting period. At December 31, 2025, the mortgage pipeline included $59.3 million in loans expected to close in 2026 compared to $56.3 million in loans at December 31, 2024 expected to close in 2025.

Investment gains and losses on sales, net, represent the net gains and losses on sales of investment securities in our available-for-sale securities portfolio during the periods noted. For the year ended December 31, 2025, investment gains (losses) on sales, net, represent a $16.6 million net pre-tax loss we recognized upon the sale of $271.4 million of investment securities compared to a $71.9 million net pre-tax loss we recognized upon the sale of $898.9 million of investment securities in 2024. During each of the above periods, we restructured a portion of our investment securities portfolio in an effort to enhance future earnings potential. For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, we assess whether or not we intend to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because we did not intend to sell those available-for-sale securities that had an unrealized loss at December 31, 2025, and it was not more-likely-than-not that we would be required to sell the securities before recovery of their amortized cost bases, which may be maturity, we determined as of December 31, 2025 that no write-down was necessary.

Income from equity-method investment. Income from equity-method investment is comprised solely of income from our 49% equity-method investment in BHG. BHG is engaged in facilitating originations of commercial and consumer loans largely to skilled professionals throughout the United States. The loans are either financed by secured borrowings or sold to independent financial institutions and investors.

Income from this equity-method investment was $118.3 million for the year ended December 31, 2025 compared to $63.2 million for the year ended December 31, 2024. As more fully described below, the increase in income from BHG in 2025 as compared to 2024 is largely the result of an increase in the gain on sales of commercial and consumer loans through BHG's platforms. In 2019, BHG began retaining more loans on its balance sheet. For much of its history prior to 2019, BHG sold the majority of the loans it facilitated the origination of to a network of bank purchasers through a combination of online auctions, direct sales and its direct purchase option. BHG’s decision to sell loans through its auction platform (or, recently, directly to institutional investors) or retain loans on its balance sheet will be impacted by a variety of factors, including interest rates as well as demand levels from the community bank network of buyers and institutional buyers to whom BHG markets these loans. In a rising or elevated rate environment, it may choose to sell more loans through its auction platform if the cost of financing loans on its balance sheet is not as attractive as a sale, either directly to asset managers or through its auction platform, while in a falling or lower rate environment it may choose to retain more loans on its balance sheet if funding alternatives for doing so are attractive. During the years ended December 31, 2025 and 2024, BHG sold loans totaling approximately $1.8 billion and $806 million, respectively, directly to asset managers. Since 2020, BHG has completed thirteen securitizations totaling $4.1 billion, with the latest securitization of approximately $200 million having been completed in the fourth quarter of 2025. BHG also entered into funding facilities in the fourth quarter of 2022, first quarter of 2023 and third quarter of 2024 including facilities with U.S. asset managers with outstanding balances of $637 million and $455 million at December 31, 2025 and December 31, 2024, respectively, and an annualized interest rate at December 31, 2025 of approximately 6.64%. These facilities, which are secured by loans on BHG's balance sheet, represent incremental funding sources to BHG. We anticipate that BHG will complete additional securitizations in the future or otherwise establish other borrowing facilities to facilitate the retention of additional loans on BHG's balance sheet.

Income from equity-method investment is recorded net of amortization expense associated with customer lists and other intangible assets of $161,000 and $237,000 for the years ended December 31, 2025 and 2024. At December 31, 2025, there were $5.6 million of these intangible assets that are expected to be amortized in lesser amounts over the next 10 years. Also included in income from equity-method investment is accretion income associated with the fair value of certain of BHG's liabilities of $88,000 and $139,000 for the years ended December 31, 2025 and 2024. At December 31, 2025, there were $10,000 of these liabilities that are expected to be accreted into income in lesser amounts over the next year.

During the year ended December 31, 2025, Pinnacle Bank received dividends from BHG of $163.1 million, compared to $71.7 million of dividends during the year ended December 31, 2024. Dividends from BHG during such periods reduced the carrying amount of our investment in BHG, while earnings from BHG during such periods increased the carrying amount of our investment in BHG. Profits from intercompany transactions are eliminated. Our proportionate share of earnings from BHG is included in our consolidated tax return. BHG partners with third party lenders, including Pinnacle Bank, to facilitate loan originations as part of BHG’s alternative financing portfolio, whereby BHG acts as the marketing firm and refers loans to the third party lenders for funding. The third party lenders receive a fee for each loan funded and subsequently sold to BHG. These loans are ultimately sold through BHG's network of clients, which includes Pinnacle Bank, directly to asset managers or are retained on BHG's balance sheet. During the years ended December 31, 2025 and 2024, respectively, BHG purchased $2.6 billion and $1.8 billion, respectively, of loans originated by Pinnacle Bank as part of this program. Pinnacle Bank also has previously purchased loans from BHG at par pursuant to BHG's joint venture loan program whereby BHG and Pinnacle Bank share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. During the years ended December 31, 2025 and 2024, Pinnacle Bank purchased no joint venture loans from BHG. The yield on this portfolio to Pinnacle Bank is between 4.50% and 6.00% per annum. At December 31, 2025 and 2024, there were $103.5 million and $161.7 million, respectively, of BHG joint venture program loans held by Pinnacle Bank. In addition, during the year ended December 31, 2024, Pinnacle Bank purchased $24.2 million in SBA loans from BHG for $10.0 million to facilitate BHG's exit from the SBA lending program. Pinnacle Bank assigned $14.2 million in reserves for these loans in its allowance for credit losses at the time of purchase as these loans were considered purchased credit deteriorated loans.

As our ownership interest in BHG is 49% and our representatives do not occupy a majority of the seats on BHG's board of managers, we do not consolidate BHG's results of operations or financial position into our financial statements but record the net result of BHG's activities at our percentage ownership in income from equity-method investment in noninterest income. For the year ended December 31, 2025, BHG reported $1.2 billion in gross revenues, net of substitution and prepayment losses of $554.9 million, compared to $931.9 million in gross revenues, net of substitution and prepayment losses of $403.4 million, for the year ended December 31, 2024. Earnings from BHG are likely to fluctuate from period-to-period. Approximately $537.1 million, or 45.2%, of BHG's revenues for the year ended December 31, 2025 related to gains on the sale of commercial and consumer loans compared to $345.4 million, or 37.1%, for the year ended December 31, 2024. These loans have typically been sold by BHG with no recourse to a network of community banks and other financial institutions at a premium to the par value of the loan, although the purchaser may access a BHG cash reserve account of up to 3% of the loan balance to support loan payments. BHG retains no servicing or other responsibilities related to the loan once sold. As a result, this gain on sale premium represents BHG's compensation for absorbing the costs to facilitate the loan's origination as well as marketing expenses associated with maintaining its business model. During the years ended December 31, 2025 and 2024, BHG sold loans to its network of community banks and other financial institutions totaling $6.1 billion and $3.3 billion, respectively. At December 31, 2025 and 2024, there were $8.3 billion and $7.5 billion, respectively, of these loans previously sold by BHG that were being actively serviced by the purchasers. BHG, at its sole option, may also provide purchasers of these loans the ability to substitute the acquired loan with another more recently-issued loan held by BHG should the previously-acquired loan become at least 90-days past due as to its monthly payments or the borrower prepays the loan. As a result, BHG maintained a liability as of December 31, 2025 and 2024 of $708.8 million and $530.5 million, respectively, that represents an estimate of the future losses for the outstanding previously sold loan portfolio that may be subject to future substitution due to payment default or prepayment. This liability represents 8.6% and 7.1%, respectively, of loans previously sold by BHG that remain outstanding as of December 31, 2025 and 2024, respectively. The change in the dollar amount of this liability and the percentage of this liability to core product loans sold by BHG that remained outstanding for the year ended December 31, 2025 compared to the year ended December 31, 2024 was principally the result of an increase in the amount of loans sold by BHG to financial institutions that remained outstanding, BHG's historical loss experience with these loans and changes in BHG management's estimate of future substitution losses and prepayment losses.

In addition to loans that BHG sells into its auction market or to other purchasers, at December 31, 2025, BHG reported balance sheet loans totaling $3.5 billion compared to $3.1 billion as of December 31, 2024. A portion of these loans do not qualify for sale accounting and accordingly an offsetting secured borrowing liability has been recorded. At December 31, 2025 and 2024, BHG had $2.5 billion and $2.1 billion, respectively, of secured borrowings associated with loans held for investment. At December 31, 2025 and 2024, BHG reported an allowance for credit losses totaling $376.1 million and $240.3 million, respectively, with respect to the loans on its balance sheet. The increase in allowance for credit losses for the year ended December 31, 2025 compared to the year ended December 31, 2024 was principally the result of projected changes in macroeconomic conditions and qualitative factors incorporated into BHG's allowance for credit losses model. BHG adopted CECL on October 1, 2023. Upon adoption of CECL, BHG's balance for the allowance for credit losses increased by $95.2 million through retained earnings. Pinnacle Bank recorded its proportionate share of the impact of BHG's CECL adoption by recording a $35.0 million entry to reduce retained earnings, net of deferred taxes, with corresponding entries to the equity method investment in BHG and deferred taxes. Prior to October 1, 2023, BHG recorded its allowance for loan losses under the incurred loss method. Interest income and fees associated with these on-balance sheet loans amounted to $567.9 million and $521.2 million for the years ended December 31, 2025 and 2024, respectively.

Pinnacle Bank has a participating interest in a $525.0 million revolving line of credit for the benefit of BHG in the amount of $125.0 million. At December 31, 2025, there was $52.9 million in outstanding balance on the line related to Pinnacle Bank's interest in the line. The line accrues interest at SOFR plus 175 basis points and is secured by all assets of BHG. The credit agreement contains covenants requiring BHG to maintain certain financial ratios and satisfy certain other affirmative and negative covenants. At December 31, 2025, neither BHG nor the originating bank had represented to Pinnacle Bank that BHG was not in compliance, in all material respects, with these covenants. BHG additionally entered into a revolving line of credit with Pinnacle Bank in the amount of $50.0 million with no outstanding balance at December 31, 2025. The line accrues interest at SOFR plus 275 basis points and is unsecured. The credit agreement related to this line of credit contains covenants requiring BHG to maintain certain financial ratios and satisfy certain other affirmative and negative covenants. At December 31, 2025, BHG had not represented to Pinnacle Bank that BHG was not in compliance, in all material respects, with these covenants.

Included in other noninterest income are interchange and other consumer fees, gains from bank-owned life insurance, swap fees earned for the facilitation of derivative transactions for our clients, Small Business Administration (SBA) loan sales, gains or losses on other equity investments and other noninterest income items. Interchange revenues increased 6.5% during the year ended December 31, 2025 as compared to the same period in 2024 due primarily to increased commercial and merchant card volumes. Other noninterest income also included changes in the cash surrender value of BOLI which was $45.5 million for the year ended December 31, 2025 compared to $39.7 million for the year ended December 31, 2024. The assets that support these policies are administered by the life insurance carriers and the income we recognize (i.e., increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the crediting rates applied by the insurance carriers, which are subject to change at the discretion of the carriers, subject to any applicable floors. Earnings on these policies generally are not taxable. During 2025, we purchased an additional $150 million of bank owned life insurance which increased the cash surrender value of our BOLI policies. Loan swap fees increased 8.9% during the year ended December 31, 2025 when compared to 2024. SBA loan sales are also included in other noninterest income and fluctuate based on the current market conditions which is reflected in the decrease in such sales in 2025 as compared to 2024. Additionally, the carrying values of other equity investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through financial reports provided by the portfolio managers of the investment. Income related to these investments decreased $5.7 million during 2025 to $11.4 million when compared to 2024. The decrease in 2025 as compared to 2024 is the result of decreased earnings from solar investments during the year ended December 31, 2025 offset in part by certain of our venture fund investments experiencing increased valuations in their underlying portfolios during the same period. The other components of other noninterest income decreased $12.2 million in 2025 when compared to 2024. The change in both periods is primarily the result of recognition during the first quarter of 2024 of an $11.8 million mortgage servicing right associated with our Freddie Mac Small Business Loan platform.

Noninterest Expense. The following is our noninterest expense for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Years ended December 31,		2025 - 2024 Percent Increase (Decrease)	Year ended December 31,	2024 - 2023 Percent Increase (Decrease)
	2025	2024		2023
Noninterest expense:
Salaries and employee benefits:
Salaries	$413,757	$372,004	11.2%	$333,701	11.5%
Commissions	44,509	34,821	27.8%	27,550	26.4%
Cash and equity incentives	158,437	122,306	29.5%	86,858	40.8%
Employee benefits and other	104,728	91,900	14.0%	83,719	9.8%
Total salaries and employee benefits	721,431	621,031	16.2%	531,828	16.8%
Equipment and occupancy	195,300	166,002	17.6%	138,980	19.4%
Other real estate expense, net	687	220	>100.0%	315	(30.2)%
Marketing and business development	37,351	26,668	40.1%	23,914	11.5%
Postage and supplies	13,232	12,049	9.8%	11,143	8.1%
Amortization of intangibles	5,608	6,254	(10.3)%	7,090	(11.8)%
Merger related expense	21,666	—	100.0%	—	—%
Other noninterest expense:
Deposit related expenses	61,225	68,901	(11.1)%	78,757	(12.5)%
Lending related expenses	67,599	60,598	11.6%	50,109	20.9%
Wealth management related expenses	4,262	3,465	23.0%	2,934	18.1%
Audit, exam and insurance expense	12,286	11,194	9.8%	10,887	2.8%
Prepayment penalties	—	27,570	(100.0)%	—	100.0%
Administrative and other expenses	27,081	31,018	(12.7)%	31,812	(2.5)%
Total other noninterest expense	172,453	202,746	(14.9)%	174,499	16.2%
Total noninterest expense	$1,167,728	$1,034,970	12.8%	$887,769	16.6%

Noninterest expense for 2025 compared to 2024 increased by $132.8 million, or 12.8%. Impacting noninterest expense for the year ended December 31, 2025 as compared to 2024 was a $100.4 million, or 16.2%, increase in salaries and employee benefits, including cash and equity incentives, a $29.3 million, or 17.6%, increase in equipment and occupancy expenses, a $10.7 million, or 40.1%, increase in marketing and business development expenses. We also incurred $21.7 million in merger-related expense in 2025 associated with the Merger and increased lending-related expenses associated with the loss protection fee for the credit default swap which was entered into in the second quarter of 2024. Increases in certain noninterest expense categories were offset, in part, by reduced deposit-related expenses in 2025 associated with the updated guidance from the FDIC regarding a special assessment which was the result of certain bank failures in the first half of 2023. Our recognition in 2024 of a $27.6 million prepayment penalty related to terminating an agreement to resell securities previously purchased also positively impacted the year-over-year change in noninterest expenses between 2024 and 2025.

The increase in total salaries and employee benefits expense in 2025 over 2024 was primarily the result of an increase in our associate base to 3,709.0 full-time equivalent team members at December 31, 2025 from 3,565.5 at December 31, 2024 as well as annual merit increases awarded in the first quarter of each respective year. Also contributing to total salaries and employee benefits in each period were cash and equity incentives, which were $158.4 million in 2025 compared to $122.3 million in 2024. The increase in 2025 as compared to 2024 is due to our achievement of a higher payout percentage for our annual cash incentive plan and achievement of maximum payout for our performance-based equity incentives in 2025 as compared to 2024.

Commissions expense represents compensation paid to our wealth management lines of business including investment services, trust, insurance and capital markets. Commissions expense for the year ended December 31, 2025 was 27.8% greater than in 2024. The increase in 2025 as compared to 2024 is primarily related to growth in our investment portfolio commissions as a result of increased activity in our wealth management lines of business and an increase in the number of wealth management team members, a significant number of whom are located in our newer markets. Commissions expense incurred related to the production of residential mortgages is recorded net of the related mortgage revenues.

We believe that cash and equity incentives are a valuable tool in motivating an associate base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, all of our bank's non-commissioned team members participated in our annual cash incentive plan in 2025 and 2024 with a minimum targeted bonus equal to 10% of each associate's annual salary, and nearly all of our bank's team members participated in our equity compensation plans in 2025 and 2024. Under the 2025 annual cash incentive plan, the targeted level of incentive payments required achievement of a certain soundness threshold and a targeted level of annual revenue and annual diluted earnings per common share (in each case subject to certain adjustments). To the extent that the soundness threshold is met and revenue and diluted earnings per common share are above or below the targeted amount, the aggregate incentive payments are increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives. For each of 2024 and 2025, maximum payouts under the plan could have reached approximately 125% of target.

Cash incentives for 2025 totaled $114.8 million compared to $81.4 million in 2024. The increase in 2025 when compared to 2024 was the result of payouts under our annual cash incentive plan equaling 125% of target in 2025 compared to 98% of target in 2024.

Also included in cash and equity incentives for the years ended December 31, 2025 and 2024 were approximately $19.2 million and $18.1 million, respectively, of compensation expenses related to equity-based restricted share awards and approximately $24.4 million and $22.8 million, respectively, of compensation expenses related to equity-based restricted share units with either time-based or performance-based vesting criteria. We have not issued stock options since 2008. Under our equity incentive plans, we have historically provided a broad-based equity incentive program for nearly all of our bank's team members, a significant portion of which has been performance-based for our senior executive officers.

Our compensation expense associated with performance-based vesting equity awards increased for the year ended December 31, 2025 when compared to 2024 due to our performance relative to peers during the comparable periods. In each of the years ended December 31, 2025 and 2024, we granted performance-based vesting equity awards with performance metrics tied to peer relative performance for return on average tangible common equity and tangible book value per share accretion, together with a total shareholder return ("TSR") modifier in the case of awards for our most senior executives, in each case over a three-year performance period.

Our compensation expense associated with equity awards with time-based vesting criteria increased $1.0 million during 2025 when compared to 2024. The change in this balance is a product of the change in the number of team members during the respective periods, which directly increases the number of equity grants given to team members during the respective periods as well as the grant date fair value of these equity grants.

Employee benefits and other expenses include costs associated with our 401k plan, health insurance, payroll taxes and contract labor. These expenses increased by $12.8 million, or 14.0%, in 2025 when compared to 2024. This increase reflects the increase in our associate base between the respective periods, and in the case of our health insurance costs, increases in the premiums we paid for this coverage in 2025 compared to 2024 premium levels.

Our operating lease commitments are primarily related to our branch and headquarters facilities. At December 31, 2025, our total minimum operating lease commitment was $492.6 million. Equipment and occupancy expense for the year ended December 31, 2025 was 17.6% greater than in 2024. Impacting equipment and occupancy expense, in part, in 2025 as compared to 2024 was the overall growth in our infrastructure, construction and operation of 13 additional locations throughout our footprint since January 1, 2024, the relocation of our headquarters to a new location in downtown Nashville during the first quarter of 2025 as well as the implementation of new technology across the firm during the period. Additionally impacting both periods were rent escalators on various properties.

Other real estate expense for the year ended December 31, 2025 was $687,000 compared to $220,000 in 2024. The changes in the balance in 2025 as compared to 2024 were the result of ordinary business expenses associated with maintenance of the properties and costs associated with marketing and selling properties.

Marketing and business development expense was $37.4 million for the year ended December 31, 2025, or 40.1%, greater than in 2024. The primary driver of the increase in marketing and business development costs in 2025 compared to 2024 was our partnership with The Pinnacle, one of Nashville's newest live music venues, which opened in March 2025. The rise in the period is also the result of increases in both client and associate engagement expenses due to our increased headcount and market extensions.

Noninterest expense related to the amortization of intangibles was $5.6 million for the year ended December 31, 2025 compared to $6.3 million for the year ended December 31, 2024. At December 31, 2025, we had $4.9 million in core deposit intangible and $8.4 million in book of business intangible assets remaining, net of amortization. These assets are being amortized on an accelerated basis which reflects the anticipated life of the underlying intangible assets.

Merger-related expenses for the year ended December 31, 2025 were $21.7 million, and include costs associated with the Merger with Synovus.

Total other noninterest expenses decreased by $30.3 million, or 14.9%, to $172.5 million during 2025 compared to 2024. Included in other noninterest expenses are deposit and lending related expenses, investment and trust sales expenses, audit, exam and insurance expense, prepayment penalties and administrative and other expenses. Deposit-related expenses were $61.2 million during 2025 compared to $68.9 million during 2024. The largest contributor to the change in deposit-related expenses from 2024 to 2025 was related to the FDIC special assessment which was originally assessed in the fourth quarter of 2023 as a result of the bank failures which occurred in the first half of 2023. During 2025, the FDIC updated its guidance regarding the assessment. Based on the revised guidance, we updated the accrual of the FDIC special assessment and reduced deposit-related expense by $7.5 million. Offsetting the decreased FDIC assessment costs during 2025 when compared to 2024 were increases in costs associated with our specialty deposit programs. Lending-related expenses increased $7.0 million during 2025 compared to 2024. The increase between the two periods was attributable to the loss protection fees of $6.4 million during 2025 and $3.8 million during 2024 associated with a credit default swap which we entered into in the second quarter of 2024. Audit, exam and insurance expense is comprised of the fees associated with ongoing audit and regulatory exams of our operations as well as the cost of our corporate insurance. Our audit, exam and insurance expense in 2025 increased when compared to 2024 due to the overall increase in the size of our company and the needs to support its growth. Also included in other noninterest expense in 2024 were $27.6 million in prepayment penalties incurred in the second quarter of 2024 to terminate an agreement to resell $500.0 million of securities we had previously purchased. We did not incur similar prepayment penalties in 2025. Administrative and other expenses declined $3.9 million, or 12.7%, during 2025 when compared to 2024 due to changes in consultant fees, contributions, state franchise taxes and other miscellaneous expense items.

Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 56.8% and 59.6% for the years ended December 31, 2025 and 2024, respectively. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for the year ended December 31, 2025 compared to the same period in 2024 was both positively and negatively impacted by the changes to net interest income, noninterest income and noninterest expense discussed above. Fully-diluted net income per common share was $8.07 for 2025 compared to $5.96 for 2024.

Income Taxes. During the year ended December 31, 2025, we recorded income tax expense of $138.0 million compared to $106.2 million in 2024. Our effective income tax rate was 17.7% and 18.3%, respectively, for the years ended December 31, 2025 and 2024. The decrease in the effective income tax rate in 2025 as compared to 2024 is primarily due to a reduction in state income tax expense and an increase in federal tax credits partially offset by non-deductible merger-related expenses associated with the Merger with Synovus. Our effective tax rate differs from the combined federal and state income tax statutory rate in effect of 25.00% for each of 2025 and 2024, primarily due to our investments in bank-qualified municipal securities, tax benefits from our real estate investment trust and municipal investment subsidiaries, participation in Tennessee's Community Investment Tax Credit program, tax benefits associated with share-based compensation and bank-owned life insurance, offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC insurance premiums and non-deductible executive compensation. Our tax rate in each period was impacted by the vesting and exercise of equity-based awards previously granted under our equity-based compensation program, resulting in a tax benefit of $3.8 million and $2.8 million, respectively, for the years ended December 31, 2025 and 2024, respectively.

Financial Condition

Our consolidated balance sheet at December 31, 2025 reflects an increase of $3.7 billion in outstanding loans to $39.2 billion and an increase of $4.6 billion in total deposits to $47.4 billion from December 31, 2024. Total assets were $57.7 billion at December 31, 2025 as compared to $52.6 billion at December 31, 2024.

Loans. The composition of loans at December 31 for each of the past three years and the percentage (%) of each segment to total loans is summarized as follows (dollars in thousands):

	2025		2024			2023
	Amount	Percent	Amount	Percent		Amount	Percent
Commercial real estate:
Owner-occupied	$5,215,810	13.3%	$4,388,531	12.4%		$4,044,896	12.4%
Non-owner occupied	8,141,316	20.8%	8,130,118	22.9%		7,535,494	23.1%
Consumer real estate - mortgage	5,518,618	14.1%	4,914,482	13.9%		4,851,531	14.8%
Construction and land development	3,241,266	8.3%	3,699,321	10.4%		4,041,081	12.4%
Commercial and industrial	16,365,200	41.8%	13,815,817	38.9%		11,666,691	35.7%
Consumer and other	671,792	1.7%	537,507	1.5%		536,398	1.6%
Total loans	$39,154,002	100.0%	$35,485,776	100.0%	1	$32,676,091	100.0%

At December 31, 2025, our loan portfolio composition had changed modestly from the composition at December 31, 2024 with commercial real estate and commercial and industrial lending generally continuing to make up the largest segments of our portfolio. At December 31, 2025, approximately 39.0% of the outstanding principal balance of our commercial real estate loans was secured by owner-occupied commercial real estate properties compared to 35.1% at December 31, 2024. Owner-occupied commercial real estate is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate.

The following table presents the maturity distribution of our loan portfolio by loan segment at December 31, 2025 according to contractual maturities of (1) one year or less, (2) after one but within five years, (3) after five but within fifteen years and (4) after fifteen years. The table also presents the portion of loans by loan segment that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index (dollars in thousands):

	Due in one year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial real estate:
Owner-occupied	$429,734	$2,932,727	$1,342,792	$510,557	$5,215,810
Non-owner occupied	2,938,921	4,549,069	540,674	112,652	8,141,316
Consumer real estate - mortgage	145,832	539,623	355,474	4,477,689	5,518,618
Construction and land development	1,174,664	1,758,866	196,476	111,260	3,241,266
Commercial and industrial	3,786,806	9,607,541	2,462,429	508,424	16,365,200
Consumer and other	243,404	349,157	77,873	1,358	671,792
Total loans	$8,719,361	$19,736,983	$4,975,718	$5,721,940	$39,154,002
Loans with fixed interest rates:
Commercial real estate:
Owner-occupied	$263,100	$1,462,961	$567,070	$218,857	$2,511,988
Non-owner occupied	710,385	2,250,078	164,841	40,091	3,165,395
Consumer real estate - mortgage	88,947	299,549	56,863	1,962,238	2,407,597
Construction and land development	92,033	219,022	54,731	47,554	413,340
Commercial and industrial	1,403,533	3,201,213	1,330,157	392,898	6,327,801
Consumer and other	114,253	147,837	75,981	1,289	339,360
Total loans	$2,672,251	$7,580,660	$2,249,643	$2,662,927	$15,165,481

	Due in one year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Loans with variable interest rates:
Commercial real estate:
Owner-occupied	$166,634	$1,469,766	$775,722	$291,700	$2,703,822
Non-owner occupied	2,228,536	2,298,991	375,833	72,561	4,975,921
Consumer real estate - mortgage	56,885	240,074	298,611	2,515,451	3,111,021
Construction and land development	1,082,631	1,539,844	141,745	63,706	2,827,926
Commercial and industrial	2,383,273	6,406,328	1,132,272	115,526	10,037,399
Consumer and other	129,151	201,320	1,892	69	332,432
Total loans	$6,047,110	$12,156,323	$2,726,075	$3,059,013	$23,988,521

The above information does not consider the impact of scheduled principal payments. Variable rate loans totaling $876.7 million at their contractual floor or ceiling rate at December 31, 2025 are presented as fixed interest rate loans in the table above.

Loan Origination Risk Management. We maintain lending policies and procedures designed to maximize lending opportunities within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loans in our portfolio, loan quality, concentrations of credit, loan delinquencies and non-performing loans. Diversification in the loan portfolio is measured and monitored as a means of managing risk associated with fluctuations in economic conditions.

Underwriting standards are designed to promote relationship banking rather than transactional banking. Management examines current and projected cash flows to determine the expected ability of a borrower to repay its obligations as agreed. Commercial and industrial loans are primarily underwritten based on the identified cash flows of the borrower and generally are collateralized by business assets and may have a personal guaranty of business principals. Collateral pledged may include the assets being financed or other assets such as accounts receivable, inventory or equipment. Some loans may be advanced on an unsecured basis.

Commercial real estate-mortgage loans are subject to underwriting standards and processes similar to commercial and industrial loans. These loans are viewed primarily as cash flow loans and are underwritten based on the ability of the property (in the case of income producing property), or the borrower's business (if owner-occupied) to generate sufficient cash flow to amortize the debt. Secondary emphasis is placed upon collateral value and the financial strength of guarantors, if any.. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. As detailed in the discussion of real estate loans below, the properties securing our commercial real estate portfolio generally are diverse in terms of type and industry and we measure and monitor concentrations regularly. We believe this diversity helps reduce our exposure to adverse economic events that affect any single industry or type of real estate product. Management monitors and evaluates commercial real estate loans based on cash flow, collateral, geography and risk grade criteria. We also utilize third-party experts to provide insight and guidance about economic conditions and trends affecting market areas we serve.

Construction loans are underwritten utilizing independent appraisals, sensitivity analysis of absorption and lease rates, financial analysis of the developers and property owners, and expectations of the permanent mortgage market, among other items. Construction loans are generally based upon estimates of costs and appraised value associated with the completed project, which may be inaccurate. Construction loans involve the disbursement of funds during construction with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be sales of developed property, refinancing in the permanent mortgage market or an interim loan commitment from us until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans because their ultimate repayment depends on the satisfactory completion of construction and is sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

We also originate consumer loans, including consumer real-estate loans, where we typically use a computer-based credit scoring analysis to supplement the underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, seeks to minimize risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by statutory requirements.

We also maintain an independent loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management and the risk committee of our board of directors. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as our policies and procedures.

Lending Concentrations. We periodically analyze our loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. We have a credit exposure (loans outstanding plus unfunded commitments) exceeding 25% of Pinnacle Bank's total risk-based capital to borrowers in the following industries at December 31, 2025 and 2024 (in thousands):

	At December 31, 2025
	Outstanding Principal Balances	Unfunded Commitments	Total exposure	Total Exposure at December 31, 2024
Lessors of nonresidential buildings	$4,587,217	$1,835,148	$6,422,365	$5,439,776
Lessors of residential buildings	2,013,114	525,407	2,538,521	2,871,227
New housing for-sale builders	534,901	874,721	1,409,622	1,394,494
Music publishers	948,949	646,021	1,594,970	1,114,105

Banking regulations have established guidelines for the construction and land development ratio of less than 100% of total risk-based capital and for the non-owner occupied ratio of less than 300%. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by Pinnacle Bank’s total risk-based capital. At December 31, 2025 and 2024, Pinnacle Bank’s construction and land development loans as a percentage of total risk-based capital were 57.7% and 70.5%, respectively. Non-owner occupied commercial real estate and multifamily loans (including construction and development loans) were 221.1% and 242.2% of total risk-based capital at December 31, 2025 and 2024, respectively. At December 31, 2025, we had targeted a non-owner occupied commercial real estate, multifamily and construction and land development loans to total risk-based capital ratio of less than 225% and construction and land development loans to total risk-based capital ratio of less than 70%. At December 31, 2025, Pinnacle Bank believed it had established appropriate controls to monitor and regulate its lending in these areas as it aimed to keep the level of these loans to below the 100% and 300% thresholds.

Loans in Past Due Status. The following table is a summary of our loans that were past due at least 30 days but less than 89 days and 90 days or more past due as of December 31, 2025 and 2024 (dollars in thousands):

	December 31, 2025	December 31, 2024
Loans past due 30 to 89 days:
Commercial real estate:
Owner occupied	$3,434	$10,583
Non-owner occupied	34,951	1,217
Consumer real estate – mortgage	28,028	21,607
Construction and land development	1,597	125
Commercial and industrial	21,615	24,507
Consumer and other	3,517	4,092
Total loans past due 30 to 89 days	$93,142	$62,131
Loans past due 90 days or more:
Commercial real estate:
Owner occupied	$8,418	$10,089
Non-owner occupied	9,908	39,469
Consumer real estate – mortgage	16,765	20,615
Construction and land development	1,704	1,541
Commercial and industrial	27,263	31,077
Consumer and other	916	1,160
Total loans past due 90 days or more	$64,974	$103,951
Ratios:
Loans past due 30 to 89 days as a percentage of total loans	0.24%	0.18%
Loans past due 90 days or more as a percentage of total loans	0.16%	0.29%
Total loans in past due status as a percentage of total loans	0.40%	0.47%

Potential Problem Loans. Potential problem loans amounted to approximately $44.6 million, or 0.1% of total loans outstanding at December 31, 2025, compared to $46.9 million, or 0.1% of total loans outstanding at December 31, 2024. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard or worse, but not considered nonperforming loans. Potential problem loans totaling $135,000 were past due at least 30 but less than 90 days as of December 31, 2025.

Non-Performing Assets and Modified Loans. At December 31, 2025, we had $141.5 million in nonperforming assets compared to $149.1 million at December 31, 2024. Included in nonperforming assets were $133.4 million in nonaccruing loans and $8.1 million in other real estate owned and other nonperforming assets at December 31, 2025 and $147.8 million in nonaccruing loans and $1.3 million in other real estate owned and other nonperforming assets at December 31, 2024. At December 31, 2025, there were $65.2 million of modified loans to borrowers experiencing financial difficulty, of which $11.6 million were accruing as of the modification date and remain on accrual status.

At December 31, 2025, all nonaccruing loans were reassigned to a special assets officer who was not responsible for originating the loan. The special assets officer is responsible for developing an action plan designed to minimize our future losses. Typically, these special assets officers review our loan files, interview prior officers assigned to the relationship, meet with borrowers, inspect collateral, reappraise collateral and/or consult with legal counsel. The special assets officer then recommends an action plan to a committee of senior team members including lenders and workout specialists, which could include foreclosing on collateral, restructuring the loan, issuing demand letters or other actions. We discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. During 2025 and 2024, we recognized no interest income related to nonaccruing loans. At December 31, 2025 and 2024, our allowance for credit losses as a percentage of nonaccruing loans totaled 331.1% and 280.4%, respectively.

Allowance for Credit Losses on Loans (allowance). The current expected credit losses ("CECL") methodology requires us to estimate all expected credit losses over the remaining life of our loan portfolio. Accordingly, the allowance for credit losses on loans represents an amount that, in management's evaluation, is adequate as of the determination date to provide coverage for all expected future credit losses on outstanding loans. As of December 31, 2025 and 2024, our allowance for credit losses on loans was $441.5 million and $414.5 million, respectively, which our management deemed to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans was 1.13% at December 31, 2025 compared to 1.17% at December 31, 2024. The decline in the ratio of our allowance for credit losses to total loans between December 31, 2024 and 2025 was largely the result of a reduction in specific reserves associated with certain loans due to charge-offs, improvement in the financial condition of the borrowers or payoff of a portion of or, in certain cases, the full, outstanding balances of the related loans.

At December 31, 2025, our CECL models relied largely on recent historical and projected future macroeconomic conditions to estimate future credit losses. Macroeconomic factors used in the model include the unadjusted and seasonally adjusted national unemployment rate, GDP, commercial property price index, consumer credit, commercial real estate price index, household debt ratio, household financial obligations ratio and certain home price indices. Projections of these macroeconomic factors, obtained from an independent third party, are utilized to predict quarterly rates of default.

Under the CECL methodology, the allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics, and for loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. At December 31, 2025, a reasonable and supportable period of fifteen months was utilized for all loan segments followed by a twelve month straight line reversion period to long term averages.

The following table sets forth, based on management's estimate, the allocation of the allowance for credit losses on loans to categories of loans, loan balances by category, the percentage of loans in each category to total loans and allowance for credit losses as a percentage of total loans within each loan category as of December 31 for each of the past two years (in thousands):

	At December 31,
	2025				2024
Balance at end of period applicable to:	Allowance Allocated ($)	Total Loans ($)	Allowance to Total Loans (%)	Loans to Total Loans (%)	Allowance Allocated ($)	Total Loans ($)	Allowance to Total Loans (%)	Loans to Total Loans (%)
Commercial real estate:
Owner-occupied	$42,306	$5,215,810	0.81%	13.3%	$36,997	$4,388,531	0.84%	12.4%
Non-owner occupied	63,636	8,141,316	0.78%	20.8%	80,654	8,130,118	0.99%	22.9%
Consumer real estate – mortgage	88,194	5,518,618	1.60%	14.1%	80,042	4,914,482	1.63%	13.9%
Construction and land development	35,666	3,241,266	1.10%	8.3%	33,620	3,699,321	0.91%	10.4%
Commercial and industrial	200,037	16,365,200	1.22%	41.8%	174,799	13,815,817	1.27%	38.9%
Consumer and other	11,701	671,792	1.74%	1.7%	8,382	537,507	1.56%	1.5%
Total	$441,540	$39,154,002	1.13%	100.0%	$414,494	$35,485,776	1.17%	100.0%

The following table presents information related to credit losses on loans by loan segment for each of the years in the three-year period ended December 31, 2025 (in thousands):

	Provision for credit losses	Net (charge-offs) recoveries	Average loans (1)	Ratio of net (charge-offs) recoveries to average loans
For the year ended December 31, 2025:
Commercial real estate:
Owner occupied	$5,856	$(547)	$4,720,690	(0.01)%
Non-owner occupied	167	(17,185)	8,290,042	(0.21)%
Consumer real estate - mortgage	9,394	(1,242)	5,170,931	(0.02)%
Construction and land development	2,424	(378)	3,403,640	(0.01)%
Commercial and industrial	77,262	(52,024)	15,055,324	(0.35)%
Consumer and other	8,471	(5,152)	529,765	(0.97)%
Total loans	$103,574	$(76,528)	$37,170,392	(0.21)%

For the year ended December 31, 2024:
Commercial real estate:
Owner occupied	$14,734	$(9,242)	$4,148,383	(0.22)%
Non-owner occupied	35,597	(12,630)	8,025,805	(0.16)%
Consumer real estate - mortgage	8,176	(31)	4,859,901	—%
Construction and land development	(5,521)	(1)	3,720,471	—%
Commercial and industrial	65,542	(49,712)	12,534,846	(0.40)%
Consumer and other	7,061	(6,649)	466,804	(1.42)%
Total loans	$125,589	$(78,265)	$33,756,210	(0.23)%

For the year ended December 31, 2023:
Commercial real estate:
Owner occupied	$1,997	$76	$3,799,201	—%
Non-owner occupied	15,576	1,632	7,123,135	0.02%
Consumer real estate - mortgage	33,587	1,231	4,654,130	0.03%
Construction and land development	2,693	335	3,918,539	0.01%
Commercial and industrial	48,845	(44,986)	11,034,560	(0.41)%
Consumer and other	(1,702)	(6,894)	486,834	(1.42)%
Total loans	$100,996	$(48,606)	$31,016,399	(0.16)%
(1) Average loan balances exclude consumer and commercial loans held for sale.

Pinnacle Financial's management assesses the adequacy of the allowance for credit losses on loans on a quarterly basis. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management's evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay the loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.

Based upon our evaluation of the loan portfolio, we believe the allowance for credit losses on loans to be adequate to absorb our estimate of expected future credit losses on loans outstanding at December 31, 2025. While our policies and procedures used to estimate the allowance for credit losses as well as the resultant provision for credit losses charged to operations are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate market or a particular industry or borrower which may negatively impact, materially, our asset quality and the adequacy of our allowance for credit losses and, thus, the resulting provision for credit losses.

Investments. Our investment portfolio, consisting primarily of U.S. treasury securities, Federal agency bonds, state and municipal securities and mortgage-backed securities, amounted to $9.2 billion and $8.4 billion at December 31, 2025 and 2024, respectively. Our investment securities to asset ratio was 15.9% at both December 31, 2025 and 2024, respectively. Our investment portfolio serves many purposes including serving as a stable source of income, collateral for public funds and as a potential liquidity source. During 2025, we sold $271.4 million of investment securities for a net pre-tax loss of $16.6 million compared to $898.9 million of investment securities sold in 2024 for a net pre-tax loss of $71.9 million during 2024. These sales were implemented as part of our efforts to reposition our investment portfolio in an effort to enhance future earnings potential and to provide our balance sheet more protection from the then anticipated rate environment in each respective period.

During the years ended December 31, 2022, 2020 and 2018, we transferred, at fair value, $1.1 billion, $873.6 million and $179.8 million, respectively, of securities from the available-for-sale portfolio to the held-to-maturity portfolio to mitigate the impact of changes in fair value on our common tangible book equity. The related net unrealized after tax losses of $1.5 million, gains of $69.0 million and losses of $2.2 million, respectively, on such transferred securities remained in accumulated other comprehensive income (loss) at December 31, 2025 and 2024 and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of transfer.

A summary of certain aspects of our investment portfolio at December 31, 2025 and 2024 follows:

	December 31,
	2025	2024
Weighted average life	9.98 years	11.03 years
Effective duration (*)	2.02%	2.11%
Tax equivalent yield	4.21%	4.27%
(*) The metric is presented net of fair value hedges tied to certain investment portfolio holdings. The effective duration of the investment portfolio without the fair value hedges as of December 31, 2025 and 2024 was 5.48% and 6.18%, respectively.

The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years as of December 31, 2025 (in thousands):

	U.S. Treasury securities		U.S. Government agency securities		Mortgage-backed securities		State and municipal securities		Asset-backed securities		Corporate notes and other		Totals
	Amt.	Yield	Amt.	Yield	Amt.	Yield	Amt.	Yield	Amt.	Yield	Amt.	Yield	Amt.	Yield
At December 31, 2025:
Securities available-for-sale:
Due in one year or less	$257,860	3.59%	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$257,860	3.59%
Due in one year through five years	417	3.72%	161,049	1.57%	253,272	3.19%	1,966	3.80%	—	0.00%	51,741	3.59%	468,445	2.67%
Due in five years through ten years	—	0.00%	19,672	2.02%	324,481	2.77%	10,911	3.38%	—	0.00%	210,223	4.00%	565,287	3.19%
Due after ten years	1,327,834	4.27%	14,184	2.24%	2,216,307	4.79%	1,695,707	4.26%	—	0.00%	21,059	6.87%	5,275,091	4.49%
	$1,586,111	4.17%	$194,905	1.67%	$2,794,060	4.40%	$1,708,584	4.26%	$—	5.40%	$283,023	4.16%	$6,566,683	4.21%

	U.S. Treasury securities		U.S. Government agency securities		Mortgage-backed securities		State and municipal securities		Asset-backed securities		Corporate notes and other		Totals
	Amt.	Yield	Amt.	Yield	Amt.	Yield	Amt.	Yield	Amt.	Yield	Amt.	Yield	Amt.	Yield
Securities held-to-maturity:
Due in one year or less	$19,936	1.23%	$61,886	1.87%	$—	0.00%	$—	0.00%	15,875	3.38%	$—	0.00%	$97,697	1.99%
Due in one year through five years	—	0.00%	139,303	2.21%	103,377	2.48%	12,364	1.65%	—	0.00%	56,592	1.77%	311,636	2.20%
Due in five years through ten years	—	0.00%	24,653	3.48%	140,312	3.42%	32,853	2.63%	—	0.00%	11,556	3.50%	209,374	3.31%
Due after ten years	—	0.00%	—	0.00%	105,989	1.79%	1,775,295	2.91%	92,240	2.43%	—	0.00%	1,973,524	2.83%
	$19,936	1.23%	$225,842	2.25%	$349,678	2.65%	$1,820,512	2.90%	$108,115	2.57%	$68,148	2.06%	$2,592,231	2.76%

Actual maturities may differ from contractual maturities of mortgage-backed and asset-backed securities because the mortgages or other assets underlying the securities may be called or prepaid with or without penalty.

Yields have been computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. Weighted average yield for each maturity range has been computed on a fully taxable-equivalent basis using the amortized cost of each security in that range.

Restricted Cash. Our restricted cash balances totaled approximately $91.2 million and $93.6 million at December 31, 2025 and 2024, respectively. This restricted cash is maintained at other financial institutions primarily as collateral for our derivative portfolio. The decrease in restricted cash is attributable primarily to a decrease in collateral requirements on certain derivative instruments for which the fair value has increased. See Note 15. Derivative Instruments in the Notes to our Consolidated Financial Statements elsewhere in this Form 10-K.

Securities Purchased with Agreement to Resell. At December 31, 2025 and 2024, we had $96.4 million and $66.4 million, respectively, in securities purchased with agreement to resell. This balance is the result of repurchase agreement transactions with financial institution counterparties. During the second quarter of 2024, we terminated an agreement to resell $500.0 million of securities purchased with an agreement to resell to reposition these funds into higher yielding assets. In connection with terminating the agreement, we paid approximately $27.6 million in fees. We initially secured these investments in 2021 to allow us to deploy some of our excess liquidity position into instruments that improved the return on funds in the then historically low interest rate environment. The remaining repurchase agreements are set to mature in 2026.

Deposits and Other Borrowings. We had approximately $47.4 billion of deposits at December 31, 2025 compared to $42.8 billion billion at December 31, 2024. Our deposits consist of noninterest and interest-bearing demand accounts, savings accounts, money market accounts and time deposits. At December 31, 2025 and 2024, we estimate that we had approximately $18.0 billion and $14.0 billion, respectively, in uninsured/uncollateralized deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit. We estimate that we had approximately $3.0 billion and $2.4 billion, respectively, in our uninsured deposits at December 31, 2025 and 2024, respectively, which were collateralized at those dates.

We routinely enter into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which are typically associated with comprehensive treasury management programs for our commercial clients and provide the client with short-term returns for their excess funds) amounted to $316.4 million at December 31, 2025 and $230.2 million at December 31, 2024. Average balances for these repurchase agreements were $275.3 million in 2025 and $219.5 million in 2024. Additionally, at December 31, 2025, we had borrowed $1.8 billion in advances from the Federal Home Loan Bank of Cincinnati (FHLB) compared to $1.9 billion at December 31, 2024. At December 31, 2025, we had an estimated $3.2 billion in additional borrowing capacity with the FHLB; however, incremental borrowings are made via a formal request by us and the subsequent approval by the FHLB.

Generally, we have classified our funding base as either core funding or non-core funding as shown in the table below. The following table represents the balances of our deposits and other funding and the percentage of each type to the total at December 31, 2025 and 2024 (in thousands):

	December 31, 2025			December 31, 2024
	Balance	Average Rate Paid	Percent of Total Deposits	Balance	Average Rate Paid	Percent of Total Deposits
Core funding:
Noninterest-bearing deposit accounts	$9,046,666	0.00%	18.1%	$8,170,448	0.00%	18.0%
Interest-bearing demand accounts	8,834,735	2.77%	17.7%	6,557,434	3.11%	14.5%
Savings and money market accounts	13,566,622	2.57%	27.2%	11,871,478	3.18%	26.2%
Time deposit accounts less than $250,000	1,747,297	3.51%	3.5%	1,811,134	4.01%	4.0%
Reciprocating deposit accounts (1)	7,899,800	3.49%	15.8%	8,868,699	4.27%	19.5%
Reciprocating CD accounts (1)	832,410	4.06%	1.7%	767,711	4.67%	1.7%
Total core funding	41,927,530	2.31%	84.0%	38,046,904	2.77%	83.9%
Non-core funding:
Relationship based non-core funding:
Other time deposits	1,867,253	3.93%	3.8%	1,492,395	4.58%	3.3%
Securities sold under agreements to repurchase	316,447	1.88%	0.6%	230,244	2.46%	0.5%
Total relationship based non-core funding	2,183,700	3.66%	4.4%	1,722,639	4.34%	3.8%
Wholesale funding:
Brokered deposits	2,975,593	4.28%	6.0%	3,024,980	4.79%	6.7%
Brokered time deposits	626,146	4.46%	1.2%	278,713	4.91%	0.6%
Federal Home Loan Bank advances	1,778,329	4.56%	3.6%	1,874,134	4.57%	4.1%
Subordinated debt and other funding	426,704	7.55%	0.8%	425,821	6.36%	0.9%
Total wholesale funding	5,806,772	4.64%	11.6%	5,603,648	4.83%	12.3%
Total non-core funding	7,990,472	4.37%	16.0%	7,326,287	4.71%	16.1%
Totals	$49,918,002	2.63%	100.0%	$45,373,191	3.11%	100.0%
(1)The reciprocating categories consists of deposits we receive from a bank network (the IntraFi network) in connection with deposits of our customers in excess of our FDIC coverage limit that we place with the IntraFi network. Regulatory guidance defines reciprocating deposits in a portfolio of a bank of our size at December 31, 2025 over and above $5.0 billion as noncore funding. However, we have witnessed no distinction in the behavior of the deposits in our portfolio over and above $5.0 billion versus the deposits up to $5.0 billion. Therefore, we have included the entire portfolio of reciprocating deposits in the table above as core funding.

As noted in the table above, our core funding as a percentage of total funding increased from 83.9% at December 31, 2024 to 84.0% at December 31, 2025 and remained well above internal policies at those dates. When wholesale funding is necessary to complement our core deposit base, management historically determined which source was best suited to address both liquidity risk management and interest rate risk management objectives. Our Asset Liability Management Policy in effect at December 31, 2025 imposed limitations on overall wholesale funding reliance and on brokered deposit exposure specifically. Both our overall reliance on wholesale funding and exposure to brokered deposits and brokered time deposits were within those policy limitations as of December 31, 2025.

The amount of time deposits as of December 31, 2025 amounted to $5.1 billion. The following table, which includes core, non-core and reciprocal time deposits, shows our time deposits at December 31, 2025 in denominations of under $250,000 and those of denominations of $250,000 and greater by category based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months and the weighted average rate for each category (in thousands):

	Balances	Weighted Avg. Rate
Denominations less than $250,000
Three months or less	$1,005,817	3.54%
Over three but through six months	1,078,454	3.67%
Over six but through twelve months	819,707	3.56%
Over twelve months	195,025	3.24%
	3,099,003	3.57%
Denomination $250,000 and greater
Three months or less	919,522	3.75%
Over three but through six months	543,243	3.66%
Over six but through twelve months	375,894	3.67%
Over twelve months	135,444	3.53%
	1,974,103	3.69%
Totals	$5,073,106	3.62%

Subordinated debt and other borrowings. Pinnacle Bank receives advances from the FHLB, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Under the borrowing agreements with the FHLB, Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. At December 31, 2025 and 2024, Pinnacle Bank had received advances from the FHLB totaling $1.8 billion and $1.9 billion, respectively. See Note 9. Federal Home Loan Bank Advances in the Notes to our Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K for additional information regarding our FHLB advances.

At December 31, 2025, we had established, or through acquisition acquired, twelve statutory business trusts which were established to issue 30-year trust preferred securities and certain other subordinated debt agreements. In addition, from time to time we, or our bank subsidiary, had issued subordinated notes to enhance our capital positions. These trust-preferred securities and subordinated notes qualify as Tier 2 capital subject to annual phase outs beginning five years from maturity, as is the case with the subordinated notes we issued in September 2019 beginning in the third quarter of 2024. See Note 10. Other Borrowings in the Notes to our Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K for additional information regarding these trust-preferred securities and subordinated notes.

Capital Resources. At December 31, 2025 and 2024, our shareholders' equity amounted to $7.0 billion and $6.4 billion, respectively. At December 31, 2025 and 2024, our capital ratios, including our bank's capital ratios, exceeded regulatory minimum capital requirements and those necessary to be considered well-capitalized under applicable federal regulations. See Note 20. Regulatory Matters in the Notes to our Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K for additional information regarding our capital ratios. From time to time we may be required to support the capital needs of our bank (Pinnacle Bank). At December 31, 2025, we had approximately $462.4 million of cash at the parent company that could be used to support our bank.

Our and our bank subsidiary's capital ratios as of December 31, 2025 and 2024 are presented in the following table:

	December 31,
	2025	2024
Total capital to risk weighted assets:
Pinnacle Financial	13.0%	13.1%
Pinnacle Bank	12.1%	12.5%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	11.3%	11.3%
Pinnacle Bank	11.1%	11.6%
Common equity Tier 1 capital:
Pinnacle Financial	10.9%	10.8%
Pinnacle Bank	11.1%	11.6%
Tier 1 capital to average assets (*):
Pinnacle Financial	9.6%	9.6%
Pinnacle Bank	9.4%	9.8%
(*) Average assets for the above calculations were based on the most recent quarter.

We and our bank subsidiary are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we and our bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our and Pinnacle Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. We and our bank periodically evaluate risk weightings and may enter into transactions or undertake procedures that may reduce risk weightings, such as entering into credit default swap (CDS) agreements, as more fully described in Note 15. Derivative Instruments in the Notes to our Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K, or implementing enhanced control processes with respect to certain commercial loans which permitted re-characterization of the loans, as we did in the second quarter of 2024, each of which reduced the risk weighted assets of ours and our bank subsidiary's. As a result, the loans subject to the CDS agreements and the loans where risk ratings were able to be re-characterized now qualify for reduced risk weights pursuant to risk-based capital guidelines. The benefits of these reductions in risk weighting offset the impact to regulatory capital of the $71.9 million net loss on sale of approximately $898.9 million of investment securities and the approximately $27.6 million in fees related to the termination of the agreement to resell securities previously purchased recognized in conjunction with the repositioning of our securities portfolio in the second quarter of 2024.

We believe we have various capital raising techniques available to us to provide for the capital needs of our company and bank, such as issuing subordinated debt or entering into a revolving credit facility with a financial institution. We also periodically evaluate capital markets conditions to identify opportunities to access those markets if necessary or prudent to support our capital levels.

Share Repurchase Program. On January 21, 2025, Pinnacle Financial's board of directors authorized a share repurchase program for up to $125.0 million of its common stock which commenced upon expiration of the share repurchase program that expired on March 31, 2025. The new authorization remained in effect through the closing date of the Merger. We did not purchase any shares under the prior or current share repurchase programs during 2024 or 2025.

Dividends. Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the TDFI, pay any dividends to us in a calendar year in excess of the total of its retained net profits for that year plus the retained net profits for the preceding two years. During the year ended December 31, 2025, Pinnacle Bank paid dividends of $321.7 million to us which was within the limits allowed by the TDFI.

During the year ended December 31, 2025, we paid $74.7 million in dividends to common shareholders and $15.2 million of dividends on the Legacy Pinnacle Series B Preferred Stock. See Note 24. Subsequent Event for additional disclosure regarding the impact of the Merger on the Legacy Pinnacle Common Stock and Legacy Pinnacle Series B Preferred Stock. The amount and timing of all future dividend payments, if any, will be subject to discretion of the board of directors of New Pinnacle and will depend on receipt of dividends from Pinnacle Bank, earnings, capital position, financial condition, liquidity and other factors, including regulatory capital requirements, as they become known to New Pinnacle and receipt of any regulatory approvals that may become required as a result of each of New Pinnacle's or Pinnacle Bank's financial results.

Market and Liquidity Risk Management

Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing and capital policies. Our ALCO is charged with the responsibility of monitoring these policies, which are designed to ensure acceptable composition of asset/liability mix. Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management.

Interest Rate Sensitivity. In the normal course of business, we are exposed to market risk arising from fluctuations in interest rates. ALCO measures and evaluates the interest rate risk so that we can meet customer demands for various types of loans and deposits. ALCO determines the most appropriate amounts of on-balance sheet and off-balance sheet items. During 2025 and 2024, measurements which we used to help us manage interest rate sensitivity included an earnings simulation model and an economic value of equity (EVE) model.

During 2025, our interest rate sensitivity modeling incorporated a number of assumptions for both earnings simulation and EVE, including loan and deposit re-pricing characteristics, the rate of loan prepayments, etc. During 2025, ALCO periodically reviewed these assumptions for accuracy based on historical data and future expectations. During 2025, our ALCO policy required that the base scenario assumes rates remain flat and was the scenario to which all others were compared in order to measure the change in net interest income and EVE. During 2025, policy limits were applied to the results of certain modeling scenarios. While the primary policy scenarios focused on a twelve month time frame for the earnings simulations model, longer time horizons were also modeled. All policy scenarios assumed a static volume forecast where the balance sheet is held constant, although other scenarios were modeled.

Earnings simulation model. We believe interest rate risk is best measured by our earnings simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, we have policy guidelines for our earnings at risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. For instantaneous upward and downward changes in rates from management's flat interest rate forecast at December 31, 2025 for the next twelve months, assuming a static balance sheet and not giving effect to the Merger, the following estimated changes are calculated:

	Estimated % Change in Net Interest Income Over 12 Months
	December 31, 2025	December 31, 2024
Instantaneous Rate Change
300 bps increase	(0.2)%	(1.5)%
200 bps increase	0.3%	(0.5)%
100 bps increase	0.1%	(0.2)%
100 bps decrease	1.2%	0.7%
200 bps decrease	1.7%	0.8%
300 bps decrease	1.3%	(1.2)%

While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under these scenarios, we believe that a gradual shift in interest rates would have a more modest impact. Further, the earnings simulation model does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, hedging activities we might take and changing product spreads that could mitigate any potential adverse impact of changes in interest rates.

The change in interest rate sensitivity between December 31, 2024 and December 31, 2025 set out in the table above is due to factors impacting both the asset and liability side of the balance sheet. During 2025, the composition of the balance sheet between floating rate versus fixed rate assets and floating rate versus fixed rate liabilities remained relatively stable, thus resulting in little change in the sensitivity of our balance sheet.

The projected impact on net interest income in the table above assumes no change in deposit portfolio size or mix from the baseline forecast in alternative rate environments. It also does not give effect to the Merger. In higher rate scenarios, any customer activity resulting in the replacement of low-cost or noninterest-bearing deposits with higher-yielding deposits or market-based funding would reduce the assumed benefit of those deposits. The projected impact on net interest income in the table above also assumes a "through-the-cycle" non-maturity deposit beta which may not be an accurate predictor of actual deposit rate changes realized in scenarios of smaller and/or non-parallel interest rate movements.

At December 31, 2025, our earnings simulation model indicated we were in compliance with our policies for interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

Economic value of equity model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to our net interest income, our EVE model measures estimated changes to the economic values of our assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. We then shock rates as prescribed by our Asset Liability Policy and measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Asset Liability Policy sets limits for those sensitivities. At December 31, 2025, our EVE modeling calculated the following estimated changes in EVE without giving effect to the Merger due to instantaneous upward and downward changes in rates:

	December 31, 2025	December 31, 2024
Instantaneous Rate Change
300 bps increase	(17.2)%	(17.6)%
200 bps increase	(11.3)%	(11.7)%
100 bps increase	(5.7)%	(5.9)%
100 bps decrease	6.4%	6.2%
200 bps decrease	11.5%	9.7%
300 bps decrease	4.6%	(2.4)%

While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under these scenarios, we believe that a gradual shift in interest rates would have a more modest impact. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, EVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, hedging activities we might take and changing product spreads that could mitigate the adverse impact of changes in interest rates. Our economic value of equity modeling at December 31, 2025 also did not give effect to the Merger.

At December 31, 2025, our EVE model indicated we were in compliance with our policies for all interest rate scenarios for which we model as required by our board approved Asset Liability Policy.

Most likely earnings simulation models. Prior to completion of the Merger, we analyzed a most-likely earnings simulation scenario that projected the expected change in rates based on a forward yield curve adopted by management using expected balance sheet volumes forecasted by management without giving effect to the Merger. Separate growth assumptions were developed for loans, investments, deposits, etc. Other interest rate scenarios analyzed by management also included delayed rate shocks, yield curve steepening or flattening, or other variations in rate movements to further analyze or stress our balance sheet under various interest rate scenarios. Each scenario was evaluated by management. Management used these processes to assist in better anticipating our financial results and, as a result, the need to invest in other operating strategies and tactics which might have enhanced results or better positioned the firm's balance sheet to reduce interest rate risk going forward.

Each of the above analyses may not, on its own, be an accurate indicator of how our net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as interest rate caps and floors) which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the maturity of certain instruments. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates. ALCO reviews each of the above interest rate sensitivity analyses along with several different interest rate scenarios as part of its responsibility to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing and capital policies.

Management's model governance, model implementation and model validation processes and controls are subject to review in our regulatory examinations to ensure they are in compliance with the most recent regulatory guidelines and industry and regulatory practices. During 2025, management utilized a respected, sophisticated third party asset liability modeling software to help ensure implementation of management's assumptions into the model were processed as intended in a robust manner. That said, there are numerous assumptions regarding financial instrument behavior that are integrated into the model. The assumptions are formulated by combining observations gleaned from our historical studies of financial instruments and our best estimations of how these instruments may behave in the future given changes in economic conditions, technology, etc. These assumptions may prove to be inaccurate. Additionally, given the large number of assumptions built into our asset liability modeling software, it is difficult, at best, to compare our results to other firms.

During 2025, ALCO was tasked with determining whether Pinnacle Financial should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and our conclusions as to the "most likely" interest rate scenarios in future periods. At December 31, 2025, our "most likely" rate forecast was based primarily on information we acquired from a service which included a consensus forecast of numerous interest rate benchmarks. We may implement additional actions designed to achieve our desired sensitivity position which could change from time to time.

We have in the past used derivative financial instruments as one tool to manage our interest rate sensitivity, including in our mortgage lending program, while continuing to meet the credit and deposit needs of our customers. For further details on the derivatives we currently use, see Note 15. Derivative Instruments in the Notes to our Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K.

We have also entered into interest rate swaps to facilitate customer transactions and meet their financing needs. At December 31, 2025, these swaps qualified as derivatives, even though they were not designated as hedging instruments.

Liquidity Risk Management. The purpose of liquidity risk management is to ensure that there are sufficient cash flows to satisfy loan demand, deposit withdrawals and our other needs. Traditional sources of liquidity for a bank include asset maturities and growth in core deposits. A bank may achieve its desired liquidity objectives from the management of its assets and liabilities and by internally generated funding through its operations. Funds invested in marketable instruments that can be readily sold and the continuous maturing of other earning assets are sources of liquidity from an asset perspective. The liability base provides sources of liquidity through attraction of increased deposits and borrowing funds from various other institutions.

To assist in determining the adequacy of our liquidity, we have historically performed a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining our ability to meet the daily cash flow requirements of our customers, both depositors and borrowers. We seek to maintain a sufficiently liquid asset balance to ensure our ability to meet our obligations. During 2025, the amount of the appropriate minimum liquid asset balance was determined through severe liquidity stress testing as measured by our liquidity coverage ratio calculation. At December 31, 2025, we were in compliance with our liquidity coverage ratio.

Changes in interest rates also affect our liquidity position. We historically have priced deposits in response to market rates. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect our liquidity position.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates, general economic conditions and competition. Additionally, debt security investments are subject to prepayment and call provisions that could accelerate their payoff prior to stated maturity. We attempt to price our deposit products to meet our asset/liability objectives consistent with local market conditions. Our ALCO is responsible for monitoring our ongoing liquidity needs. Our regulators also monitor our liquidity and capital resources on a periodic basis.

As noted previously, Pinnacle Bank is a member of the FHLB and, pursuant to a borrowing agreement with the FHLB, has pledged certain assets pursuant to a blanket lien. As such, Pinnacle Bank may use the FHLB as a source of liquidity depending on the firm's ALCO strategies. Additionally, we may pledge additional qualifying assets or reduce the amount of pledged assets with the FHLB to increase or decrease our borrowing capacity at the FHLB. At December 31, 2025, we believe we had an estimated $3.2 billion in additional borrowing capacity with the FHLB; however, incremental borrowings are made via a formal request by Pinnacle Bank and the subsequent approval by the FHLB.

During 2025, Pinnacle Bank also had accommodations with upstream correspondent banks for unsecured short-term advances which aggregated $105.0 million at December 31, 2025. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than one month. There were no outstanding borrowings under these agreements at December 31, 2025, or during the period then ended, although we test the availability of these accommodations periodically. Pinnacle Bank also had approximately $6.7 billion in available Federal Reserve discount window lines of credit at December 31, 2025.

At December 31, 2025, excluding reciprocating time and money market deposits issued through the IntraFi network, we had approximately $3.6 billion in brokered deposits and $18.0 billion in uninsured and uncollateralized deposits. Historically, we have issued brokered certificates through several different brokerage houses based on competitive bid.

Banking regulators have defined additional liquidity guidelines, through the issuance of the Basel III Liquidity Coverage Ratio (LCR) and the Modified LCR. These regulatory guidelines became effective January 2015 with phase in over subsequent years and require these large institutions to follow prescriptive guidance in determining an absolute level of a high quality liquid asset (HQLA) buffer that must be maintained on their balance sheets in order to withstand a potential liquidity crisis event. Although Pinnacle Financial follows the principles outlined in the Interagency Policy Statement on Liquidity Risk Management, issued March 2010, to determine its HQLA buffer, Pinnacle Financial was not subject to these regulations during 2025.

At December 31, 2025, we had no individually significant commitments for capital expenditures. Expansion of our locations, including non-branch locations, is expected to increase over an extended period of time across our footprint, including the markets to which we have recently expanded, and certain of our locations will be in need of required renovations. In future periods, these expansions and renovation projects may lead to additional equipment and occupancy expenses as well as related increases in salaries and benefits expense. In addition to the above noted expenditures, if we were to breach the terms of one of the leases entered into in the sale-leaseback transaction completed in the second quarter of 2023 and the counterparty terminated the lease in accordance with its terms, we may be forced to expend significant amounts of capital expenditures to lease, procure and build or renovate a suitable replacement office. Additionally, we expect we will continue to incur costs associated with planned technology improvements to enhance the infrastructure of our firm.

Our short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of securities sold under agreements to repurchase (these agreements are typically associated with comprehensive treasury management programs for our clients and provide them with short-term returns on their excess funds).

We had certain contractual obligations as of December 31, 2025, which by their terms had a contractual maturity and termination dates subsequent to December 31, 2025. Each of these commitments is noted throughout this Item 7. Management's Discussion and Analysis. Our management believes that we had adequate liquidity at December 31, 2025 to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements. At December 31, 2025, we had outstanding standby letters of credit of $601.5 million and unfunded loan commitments outstanding of $18.0 billion. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.

We follow the same credit policies and underwriting practices when making these commitments as we do for on-balance sheet instruments. Each customer's creditworthiness is evaluated on a case-by-case basis and the amount of collateral obtained, if any, is based on management's credit evaluation of the customer. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments. At December 31, 2025, we had accrued $16.1 million related to expected credit losses associated with off-balance sheet commitments.

Risk Management

As a financial institution, we take on a certain amount of risk in every business decision, transaction and activity. Risk management does not eliminate risk, but seeks to achieve an appropriate balance between risk and reward, including return, which is critical to optimizing shareholder value. Understanding our risks and managing them appropriately can enhance our ability to make better decisions, deliver on objectives, and improve performance.

For 2025, our board of directors and members of senior management identified the following major categories of risk: capital risk, liquidity risk, credit risk, market risk, strategic risk, reputational risk, operational risk, compliance risk and technology risk.

Role of Management

During 2025, the Chief Risk Officer reported directly to the Board's Risk Committee and administratively to the Chief Executive Officer, providing overall vision, direction and leadership regarding the enterprise risk management framework. The Company modified the risk management framework in 2024 to implement a modified management-level Risk Management Committee led by the Chief Risk Officer to enhance overall risk oversight and foster more granular risk assessment analysis and discussions. For 2025, the Risk Management Committee included the leadership of the Company’s Risk Management group as well as other team members with oversight of various areas within Pinnacle Bank. This committee met at least quarterly in 2025 and reviewed materials detailing the Company’s overall risk profile as well as identified the most critical and emerging risks faced by the Company. This information was then used to develop more robust risk assessment analysis, which was shared and discussed with Company leadership including the Chief Executive Officer and the Risk Committee of our board of directors. During 2025, the Risk Committee of our Board of Directors periodically reported on various risk oversight matters to our full board of directors. The members of the Risk Management Committee in 2025 were active participants in most management-level committees within the Company and all management-level risk committees. These additional management-level risk committees were responsible for effective risk measurement, management and reporting of their respective risk categories. The Chief Risk Officer was an active member of each of the management-level risk committees.

Risk appetite is an integral element of our business and capital planning processes through our Risk Committee and Risk Management Committee. During 2025, we used our risk appetite processes to promote appropriate alignment of risk, capital and performance tactics, while also considering risk capacity and appetite constraints from both financial and non-financial risks. During 2025, our Risk Committee, in collaboration with our Risk Management Committee, approved our risk appetite statement and any changes thereto to reflect changes in the risk environment, with the goal of ensuring that our risk appetite remained consistent with our strategic plans and business operations, regulatory environment and our shareholders' expectations. Reports relating to our risk appetite and strategic plans, and our ongoing monitoring thereof, were regularly presented to our various management-level risk oversight and planning committees and to the Risk Committee of our board of directors.

As noted above during 2025, we had a Risk Management Committee that provided regular oversight of specific areas of risk within the tolerances and framework established by our Risk Committee and board of directors. The Chief Risk Officer, as Chairman of our Risk Management Committee, reported on a regular basis to the Risk Committee of our board of directors during 2025 regarding our enterprise-wide risk profile and other significant risk management issues. The materials presented to the Risk Committee summarized our risk profile as well as critical and emerging risks; detailed all material instances where the Chief Risk Officer’s assessment of risk differed from that of our senior management; highlighted instances where risks exceeded the Risk Committee’s previously-established risk appetite tolerance levels; and discussed management actions and strategies in place to ensure risks were addressed and returned to levels within our risk appetite tolerances. During 2025, our Chief Risk Officer also reported to the Risk Committee of the board of directors on the effectiveness of the design and implementation of our enterprise-wide risk management strategy and framework and his work with other senior team members to ensure the coordinated and consistent implementation of risk management initiatives and strategies on a day-to-day basis.

Various departments within Pinnacle Bank, working with our Chief Risk Officer, were responsible for developing policies and procedures to effectively monitor risks within their areas. Our compliance department was responsible for developing policies and procedures and monitoring our compliance with applicable laws and regulations. Our information technology department was responsible for maintaining a risk assessment of our information and cybersecurity risks and ensuring appropriate controls were in place in an effort to manage and control such risks, including designing appropriate testing plans to ensure the integrity of information and cybersecurity controls as discussed more fully in Item 1C. Cybersecurity in Part I, Item 1 elsewhere in this Annual Report on Form 10-K. Further, during 2025, our internal audit function performed an independent assessment of our internal controls environment and played an integral role in testing the operation of the internal controls systems and reporting findings to management and our Audit Committee.

Additionally, during 2025, we had various management committees monitoring and implementing policies to effectively monitor risk. Our Climate Sustainability management committee established in 2022 monitored the risk of compliance with applicable climate sustainability regulations as well as the physical and transition risks of our company. The Corporate Social Responsibility management committee was responsible for managing and implementing policy regarding certain Human Capital Risk both from an associate perspective as well as a supplier perspective. Additionally, our Risk Management Committee regularly assessed our enterprise-wide risk profile and key and emerging risk issues.

Role of the Board of Directors

In its oversight role of our risk management function during 2025, our board of directors, acting principally, but not exclusively, through a Risk Committee comprised solely of independent directors, focused on the strategies, analyses and conclusions of management relating to identifying, understanding and managing risks in an effort to optimize total shareholder value, while balancing prudent business and safety and soundness considerations. The Risk Committee (or in some cases the full board of directors) fulfilled the overarching oversight role for the risk management process, including approving risk appetite and tolerance levels, risk policies and limits, monitoring key and emerging risks and reviewing risk assessment results. The Risk Committee sought to ensure that business decisions were executed within appropriate risk tolerances. The Risk Committee also was responsible for overseeing senior management’s establishment and operation of our risk framework and that our strategic and capital plans were aligned with the risk appetite approved by the Risk Committee of our board of directors. The Risk Committee served as the primary point of contact during 2025 between our board of directors, our Chief Risk Officer and the rest of the Risk Management Committee.

In addition, as of December 31, 2025, oversight of certain risk had historically been allocated to other committees of the board of directors that met regularly and reported to our board of directors, including the Audit, Climate Sustainability and Human Resources and Compensation Committees.

At December 31, 2025, our board of directors, acting through the Risk Committee, had approved a risk appetite statement from management that sought to balance the amount of risk we were willing to take as we sought to achieve our financial performance objectives, i.e. growth, soundness and returns. As such, our board of directors, principally acting through the Risk Committee, routinely monitored a host of risk metrics from both business and operational units, as well as by risk category, in an effort to appropriately balance the manner in which our performance aligned with our risk appetite. During 2025, the Risk Committee and members of senior management, including the Chief Risk Officer, reviewed assessments of our risk ratings within each of our key areas of risk on a regular basis. The Chief Risk Officer’s quarterly report to the Risk Committee included the assessment and direction of risk within each key area, an assessment of critical factors that influenced firm risks, emerging risks, as well as the status of risk actions management was taking to mitigate and control key risks. These reviews were completed in an effort to ensure performance alignment with our risk appetite, and where appropriate, trigger adjustments to applicable business strategies and tactics where risks approach our risk tolerance limits.

At December 31, 2025, our board of directors believed that our enterprise-wide risk management process was effective and enabled the board of directors to:
•assess the quality of the information we receive;
•understand the businesses, investments and financial, accounting, legal, regulatory and strategic considerations and the risks that we face;
•oversee and assess how senior management identifies, evaluates and manages risk within our risk appetite; and
•assess appropriately the quality of our enterprise-wide risk management process.

Recently Adopted and Issued Accounting Pronouncements

See "Part II- Item 8. Financial Statements - Note 1. Summary of Significant Accounting Policies" of this Report for further information.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this Item is included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", on pages 51 through 80 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS

Pinnacle Financial Partners, Inc. and Subsidiaries

Consolidated Financial Statements

173

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 31, 2025, the management of Pinnacle Financial Partners, Inc. (the "Company") was responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. The Company's internal control over financial reporting was a process designed by, or under the supervision of, the Company’s principal executive and principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and included those policies and procedures that (i) pertained to the maintenance of records that in reasonable detail accurately and fairly reflected the transactions and dispositions of the Company’s assets; (ii) provided reasonable assurance that transactions were recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures were being made only in accordance with authorizations of the Company's management and directors; and (iii) provided reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment we believe that, as of December 31, 2025, the Company's internal control over financial reporting was effective based on the criteria set forth by COSO.

The Company's independent registered public accounting firm has issued an audit report on the Company's internal control over financial reporting. This report appears on page 86 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of
Pinnacle Financial Partners, Inc.
Atlanta, Georgia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pinnacle Financial Partners, Inc. and Subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2026 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans – Reasonable and Supportable Forecast

As described in Note 1 Summary of Significant Accounting Policies and Note 5 Loans and Allowance for Credit Losses to the consolidated financial statements, the Company’s consolidated allowance for credit losses (“ACL”) on loans was $441.5 million as of December 31, 2025, and provision for credit losses on loans was $103.6 million for the year then ended. The Company primarily employed a probability of default (“PD”) and loss given default (“LGD”) modeling approach. The PD assumption of the Company’s ACL model utilized historical correlations between default experience, loan level attributes, and certain macroeconomic factors as determined through a statistical regression analysis. Projected macroeconomic factors obtained from an independent third party are utilized to predict quarterly rates of default based on the statistical PD models. Adjustments are made to predicted default rates based on other quantitative and qualitative information not utilized as a direct input in the statistical models. The predicted quarterly default rates are then applied to the estimated future exposure at default over a period of time determined to be reasonable and supportable, and then projected losses revert to long term historical averages. The Company applies subjective judgments and assumptions in the selection and application of the projected macroeconomic conditions estimating the reasonable and supportable forecast.

As the estimation of the reasonable and supportable forecast, including selection and application of the projected macroeconomic conditions, involves subjective judgments and assumptions by management, the audit procedures involved challenging and subjective auditor judgment. Therefore, we identified the selection and application of projected macroeconomic conditions used in estimating the reasonable and supportable forecast as a critical audit matter.

The primary audit procedures we performed to address this critical audit matter included the following:

Tested the effectiveness of the Company’s controls over the reasonable and supportable forecast including:
•Evaluated relevance, reliability, and sensitivity of assumptions used in the forecast model.
•Evaluated reasonableness of the selection and application of the projected macroeconomic scenarios used in the reasonable and supportable forecast.
•Evaluated reasonableness of the model output and verified completeness and accuracy of inputs used in the model.

Performed substantive testing over the reasonable and supportable forecast including:
•Evaluated the relevance and reliability of the data and reasonableness of the assumptions used in the forecast model.
•Evaluated the reasonableness of the selection and application of the projected macroeconomic scenarios used in the reasonable and supportable forecast.
•Evaluated the reasonableness of the calculation output and tested the completeness and accuracy of inputs used in the model.

/s/ Crowe LLP

We have served as the Company's auditor since 2016.

Denver, Colorado
March 2, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of
Pinnacle Financial Partners, Inc.
Atlanta, Georgia

Opinion on Internal Control over Financial Reporting

We have audited Pinnacle Financial Partners, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements") and our report dated March 2, 2026 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Crowe LLP

Denver, Colorado
March 2, 2026

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(in thousands)
	December 31,
ASSETS	2025	2024
Cash and noninterest-bearing due from banks	$358,258	$320,320
Restricted cash	91,174	93,645
Interest-bearing due from banks	3,115,650	3,021,960
Cash and cash equivalents	3,565,082	3,435,925

Securities purchased under agreements to resell	96,395	66,449
Securities available-for-sale, at fair value	6,566,683	5,582,369
Securities held-to-maturity (fair value of $2.4 billion and $2.6 billion, net of allowance for credit losses of $1.7 million and $1.7 million at Dec. 31, 2025 and 2024, respectively)	2,590,524	2,798,899
Consumer loans held-for-sale	91,713	175,627
Commercial loans held-for-sale	5,647	19,700

Loans	39,154,002	35,485,776
Less allowance for credit losses	(441,540)	(414,494)
Loans, net	38,712,462	35,071,282

Premises and equipment, net	339,990	311,277
Equity method investment	391,946	436,707
Accrued interest receivable	219,761	214,080
Goodwill	1,848,904	1,849,260
Core deposits and other intangible assets	29,715	21,423
Other real estate owned	8,053	1,278
Other assets	3,239,178	2,605,173
Total assets	$57,706,053	$52,589,449

Deposits:
Non-interest-bearing	$9,046,666	$8,170,448
Interest-bearing	15,649,061	14,125,194
Savings and money market accounts	17,627,689	16,197,397
Time	5,073,106	4,349,953
Total deposits	47,396,522	42,842,992
Securities sold under agreements to repurchase	316,447	230,244
Federal Home Loan Bank advances	1,778,329	1,874,134
Subordinated debt and other borrowings	426,704	425,821
Accrued interest payable	48,250	55,619
Other liabilities	696,086	728,758
Total liabilities	50,662,338	46,157,568
Shareholders' equity:
Preferred stock, no par value; 10.0 million shares authorized; 225,000 shares non-cumulative perpetual preferred stock, Series B, liquidation preference $225.0 million, issued and outstanding at Dec. 31, 2025 and 2024, respectively	217,126	217,126
Common stock, par value $1.00; 180.0 million shares authorized; 77.7 million and 77.2 million shares issued and outstanding at Dec. 31, 2025 and 2024, respectively	77,662	77,242
Additional paid-in capital	3,144,104	3,129,680
Retained earnings	3,727,788	3,175,777
Accumulated other comprehensive loss, net of taxes	(122,965)	(167,944)
Total shareholders' equity	7,043,715	6,431,881
Total liabilities and shareholders' equity	$57,706,053	$52,589,449

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share information)

	For the years ended December 31,
	2025	2024	2023
Interest income:
Loans, including fees	$2,288,096	$2,221,063	$1,950,365
Securities:
Taxable	260,953	220,666	140,308
Tax-exempt	107,463	97,779	97,625
Federal funds sold and other	139,120	158,590	165,070
Total interest income	2,795,632	2,698,098	2,353,368

Interest expense:
Deposits	1,127,179	1,203,455	983,118
Securities sold under agreements to repurchase	5,172	5,392	3,744
Federal Home Loan Bank advances and other borrowings	115,020	123,661	104,388
Total interest expense	1,247,371	1,332,508	1,091,250
Net interest income	1,548,261	1,365,590	1,262,118
Provision for credit losses	107,245	120,589	93,596
Net interest income after provision for credit losses	1,441,016	1,245,001	1,168,522

Noninterest income:
Service charges on deposit accounts	71,130	59,394	49,223
Investment services	84,391	67,572	52,432
Insurance sales commissions	15,525	13,753	13,670
Gains on mortgage loans sold, net	7,647	11,136	6,511
Investment losses on sales, net	(16,611)	(71,854)	(19,674)
Trust fees	40,351	33,219	26,683
Income from equity method investment	118,343	63,172	85,402
Gain on sale of fixed assets	554	2,258	86,048
Other noninterest income	185,260	192,528	132,958
Total noninterest income	506,590	371,178	433,253

Noninterest expense:
Salaries and employee benefits	721,431	621,031	531,828
Equipment and occupancy	195,300	166,002	138,980
Other real estate expense, net	687	220	315
Marketing and other business development	37,351	26,668	23,914
Postage and supplies	13,232	12,049	11,143
Amortization of intangibles	5,608	6,254	7,090
Merger-related expenses	21,666	—	—
Other noninterest expense	172,453	202,746	174,499
Total noninterest expense	1,167,728	1,034,970	887,769
Income before income taxes	779,878	581,209	714,006
Income tax expense	138,013	106,153	151,854
Net income	$641,865	$475,056	$562,152
Preferred stock dividends	(15,192)	(15,192)	(15,192)
Net income available to common shareholders	$626,673	$459,864	$546,960

Per share information:
Basic net income per common share	$8.15	$6.01	$7.20
Diluted net income per common share	$8.07	$5.96	$7.14
Weighted average common shares outstanding:
Basic	76,863,389	76,460,926	76,016,370
Diluted	77,688,626	77,131,330	76,647,543

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income:	$641,865	$475,056	$562,152
Other comprehensive income (loss), net of tax:
Changes in fair value on available-for-sale securities, net of tax	42,259	(34,608)	48,038
Changes in fair value of cash flow hedges, net of tax	(3,445)	(19,902)	(7,414)
Accretion of net unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	(6,293)	(6,010)	(7,454)
Net gain on cash flow hedges reclassified from other comprehensive income into net income, net of tax	—	(8,999)	(9,689)
Net loss on sale of investment securities reclassified from other comprehensive income into net income, net of tax	12,458	54,100	14,755
Total other comprehensive income (loss), net of tax	44,979	(15,419)	38,236
Total comprehensive income	$686,844	$459,637	$600,388

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share information)
For the each of the years in the three-year period ended December 31, 2025

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Amount	Shares	Amount
December 31, 2022	$217,126	76,454	$76,454	$3,074,867	$2,341,706	$(190,761)	$5,519,392
Cumulative change due to accounting pronouncement (1)	—	—	—	—	(35,002)	—	(35,002)
Exercise of employee common stock options, stock appreciation rights and related tax benefits	—	40	40	931	—	—	971
Preferred dividends paid ($67.52 per share)	—	—	—	—	(15,192)	—	(15,192)
Common dividends paid ($0.88 per share)	—	—	—	—	(68,737)	—	(68,737)
Issuance of restricted common shares, net of forfeitures	—	235	235	(235)	—	—	—
Restricted shares withheld for taxes & related tax benefit	—	(59)	(59)	(4,127)	—	—	(4,186)
Issuance of common stock pursuant to performance-based vesting (PSUs) and time-based vesting (RSUs) restricted stock units, net of shares withheld for taxes and related tax benefit	—	97	97	(3,822)	—	—	(3,725)
Compensation expense for restricted shares, RSUs and PSUs	—	—	—	41,879	—	—	41,879
Net income	—	—	—	—	562,152	—	562,152
Other comprehensive income	—	—	—	—	—	38,236	38,236
December 31, 2023	$217,126	76,767	$76,767	$3,109,493	$2,784,927	$(152,525)	$6,035,788
Preferred dividends paid ($67.52 per share)	—	—	—	—	(15,192)	—	(15,192)
Common dividends paid ($0.88 per share)	—	—	—	—	(69,014)	—	(69,014)
Issuance of restricted common shares, net of forfeitures	—	232	232	(232)	—	—	—
Restricted shares withheld for taxes & related tax benefit	—	(68)	(68)	(5,774)	—	—	(5,842)
Issuance of common stock pursuant to PSUs and RSUs, net of shares withheld for taxes and related tax benefit	—	311	311	(14,741)	—	—	(14,430)
Compensation expense for restricted shares, RSUs and PSUs	—	—	—	40,934	—	—	40,934
Net income	—	—	—	—	475,056	—	475,056
Other comprehensive loss	—	—	—	—	—	(15,419)	(15,419)
December 31, 2024	$217,126	77,242	$77,242	$3,129,680	$3,175,777	$(167,944)	$6,431,881
Preferred dividends paid ($67.52 per share)	—	—	—	—	(15,192)	—	(15,192)
Common dividends paid ($0.96 per share)	—	—	—	—	(74,662)	—	(74,662)
Issuance of restricted common shares, net of forfeitures	—	155	155	(155)	—	—	—
Restricted shares withheld for taxes & related tax benefit	—	(69)	(69)	(7,612)	—	—	(7,681)
Issuance of common stock pursuant to PSUs and RSUs, net of shares withheld for taxes and related tax benefit	—	334	334	(21,435)	—	—	(21,101)
Compensation expense for restricted shares, RSUs and PSUs	—	—	—	43,626	—	—	43,626
Net income	—	—	—	—	641,865	—	641,865
Other comprehensive income	—	—	—	—	—	44,979	44,979
December 31, 2025	$217,126	77,662	$77,662	$3,144,104	$3,727,788	$(122,965)	$7,043,715

(1) Represents the impact of Banker's Healthcare Group's adoption of ASU 2016-13. See Note 2. Equity Method Investment.

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the years ended December 31,
	2025	2024	2023
Operating activities:
Net income	$641,865	$475,056	$562,152
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization/accretion of premium/discount on securities	41,552	51,028	58,792
Depreciation, amortization and accretion	114,414	98,582	78,698
Provision for credit losses	107,245	120,589	93,596
Gains on mortgage loans sold, net	(7,647)	(11,136)	(6,511)
Investment losses on sales, net	16,611	71,854	19,674
Gain on other equity investments, net	(11,444)	(17,112)	(8,732)
Stock-based compensation expense	43,626	40,934	41,879
Deferred tax expense (benefit)	(75,430)	(19,351)	72,368
Losses on disposition of other real estate and other investments	445	130	13
Gain on sale of fixed assets	(554)	(2,258)	(86,048)
Income from equity method investment	(118,343)	(63,172)	(85,402)
Dividends received from equity method investment	163,104	71,689	36,694
Excess tax benefit from stock compensation	(3,839)	(2,806)	(208)
Gains on commercial loans sold, net	(1,195)	(1,403)	(643)
Commercial loans held for sale originated	(195,566)	(275,558)	(368,588)
Commercial loans held for sale sold	210,814	266,541	381,045
Consumer loans held for sale originated	(3,082,131)	(2,501,976)	(1,754,147)
Consumer loans held for sale sold	3,173,693	2,441,701	1,698,679
Decrease (increase) in other assets	(111,216)	6,524	(262,851)
Increase (decrease) in other liabilities	(146,996)	154,450	7,944
Net cash provided by operating activities	759,008	904,306	478,404
Investing activities:
Activities in securities available-for-sale:
Purchases	(2,275,130)	(2,649,357)	(1,114,808)
Sales	271,425	898,880	312,574
Maturities, prepayments and calls	1,103,746	324,630	139,251
Activities in securities held-to-maturity:
Purchases	—	(5,000)	—
Maturities, prepayments and calls	179,536	183,341	43,639
Net decrease (increase) in securities purchased under agreements to resell	(29,946)	491,560	(44,733)
Increase in loans, net	(3,778,886)	(2,946,232)	(3,812,426)
Purchase of loans	—	(10,042)	—
Proceeds from sale of loans	9,131	69,812	117,216
Purchases of premises and equipment and software	(79,926)	(94,516)	(78,256)
Purchase of bank owned life insurance	(150,000)	—	(244,000)
Proceeds from bank owned life insurance settlement	4,688	4,160	3,992
Proceeds from bank owned life insurance surrender	—	141,308	—
Proceeds from sales of software, premises, and equipment	8,355	5,946	198,920
Proceeds from sale of other real estate	4,237	4,308	6,018
Purchase of derivative instruments	(76,812)	—	—
Proceeds from sale (purchase) of Federal Home Loan Bank stock, net	11,300	5,181	(36,829)
Purchase of other intangible assets	(13,900)	(2,499)	—
Increase in other investments	(222,094)	(93,932)	(92,997)
Net cash used in investing activities	(5,034,276)	(3,672,452)	(4,602,439)

(in thousands)	For the years ended December 31,
	2025	2024	2023
Financing activities:
Net increase in deposits	4,553,551	4,303,213	3,578,604
Net increase in securities sold under agreements to repurchase	86,203	20,755	14,579
Federal Home Loan Bank: Advances	—	454,650	3,425,000
Federal Home Loan Bank: Repayments/maturities	(116,356)	(700,034)	(1,750,001)
Principal payments of finance lease obligation	(337)	(384)	(311)
Issuance of common stock pursuant to performance-based vesting (PSUs) and time-based vesting (RSUs) restricted stock units, net of shares withheld for taxes and related tax benefit	(21,101)	(14,430)	(3,725)
Exercise of common stock options, net of shares surrendered for taxes	(7,681)	(5,842)	(3,215)
Common stock dividends paid	(74,662)	(69,014)	(68,737)
Preferred stock dividends paid	(15,192)	(15,192)	(15,192)
Net cash provided by financing activities	4,404,425	3,973,722	5,177,002
Net increase in cash, cash equivalents, and restricted cash	129,157	1,205,576	1,052,967
Cash, cash equivalents and restricted cash, beginning of year	3,435,925	2,230,349	1,177,382
Cash, cash equivalents and restricted cash, end of year	$3,565,082	$3,435,925	$2,230,349
See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Nature of Business — Pinnacle Financial Partners, Inc. (Pinnacle Financial) is a financial holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle Bank (Pinnacle Bank).  Pinnacle Bank is a Tennessee state-chartered commercial bank headquartered in Nashville, Tennessee. Pinnacle Bank also holds a 49% interest in Bankers Healthcare Group, LLC (BHG), a company that primarily serves as a full-service commercial loan provider to healthcare and other professional practices and providers but also makes consumer loans for various purposes. Pinnacle Bank provides a full range of banking services, including investment, mortgage, insurance and comprehensive wealth management services, in several primarily urban markets and their surrounding communities.

On July 24, 2025, Pinnacle Financial entered into an Agreement and Plan of Merger (the Merger Agreement) with Synovus Financial Corp., a Georgia corporation (Synovus) and Steel Newco Inc., a newly formed Georgia corporation jointly owned by Pinnacle Financial and Synovus (New Pinnacle). The Merger Agreement provided that, upon the terms and subject to the conditions set forth therein, Pinnacle Financial and Synovus would each simultaneously merge with and into New Pinnacle (such mergers, collectively, the Merger), with New Pinnacle continuing as the surviving corporation in the Merger and named Pinnacle Financial Partners, Inc.

On November 25, 2025, Pinnacle Financial and Synovus received approvals from the Board of Governors of the Federal Reserve System (FRS) to complete the Merger, the conversion of Pinnacle Bank to a state member bank and the merger of Synovus Bank, the bank subsidiary of Synovus, with and into Pinnacle Bank, with Pinnacle Bank surviving (the Bank Merger). Also on November 25, 2025 and November 26, 2025, Pinnacle Financial and Synovus received approvals from the Tennessee Department of Financial Institutions and the Georgia Department of Banking and Finance, respectively, which constituted the remaining bank regulatory approvals required to complete the Merger and the Bank Merger.

The Merger was completed January 1, 2026 and the Bank Merger was completed January 2, 2026. Management evaluated the Merger, the Bank Merger, and related equity conversions as subsequent events for purposes of this Annual Report on Form 10-K. As these transactions occurred after the balance sheet date but prior to the issuance of these financial statements, and because they represent significant events affecting Pinnacle Financial's capital structure and organization form, they have been disclosed but not recognized in the accompanying consolidated financial statements in accordance with ASC 855, Subsequent Events. See Note 24. Subsequent Event for further information.

Basis of Presentation — These consolidated financial statements include the accounts of Pinnacle Financial and its direct and indirect wholly-owned subsidiaries. Certain statutory trust affiliates of Pinnacle Financial, as noted in Note 10. Other Borrowings, are included in these consolidated financial statements pursuant to the equity method of accounting. Significant intercompany transactions and accounts are eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet dates and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for credit losses and the determination of any impairment of goodwill or intangible assets. It is reasonably possible Pinnacle Financial's estimate of the allowance for credit losses and determination of impairment of goodwill and other intangible assets could change as a result of the uncertainty in current macroeconomic conditions. The resulting change in these estimates could be material to Pinnacle Financial's consolidated financial statements.

Impairment — Long-lived assets, including purchased intangible assets subject to amortization, such as core deposit intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Pinnacle Financial had $29.7 million and $21.4 million of core deposits and other intangible assets at December 31, 2025 and 2024, respectively.

Goodwill is evaluated for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. ASC 350, Intangibles - Goodwill and Other, provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity performs a qualitative assessment and determines it is necessary, or if a qualitative assessment is not performed, the entity is required to perform a one-step test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If, based on a qualitative assessment, an entity determines that the fair value of a reporting unit is more than its carrying amount, the one-step goodwill impairment test is not required.

Pinnacle Financial performed a qualitative assessment of goodwill as of September 30, 2025, its annual assessment date, by examining changes in macroeconomic conditions, industry and market conditions, overall financial performance, cost factors and other relevant entity-specific events, including changes in the share price of Pinnacle Financial's common stock. The results of the qualitative assessment indicated that it was more likely than not that the estimated fair value of Pinnacle Financial's sole reporting unit exceeded its carrying value amount at September 30, 2025 and, therefore, no goodwill impairment was recorded.

Should Pinnacle Financial's common stock price decline below book value per share and remain below book value per share for an extended duration or other impairment indicators become known, additional impairment testing of goodwill may be required. Should it be determined in a future period that goodwill has become impaired, then a charge to earnings will be recorded in the period such determination is made. The following table presents activity for goodwill and other intangible assets (in thousands):

	Goodwill	Core deposit and other intangible assets	Total
Balance at December 31, 2024	$1,849,260	$21,423	$1,870,683
Acquisitions and purchase of other intangible assets (1)	—	13,900	13,900
Amortization	—	(5,608)	(5,608)
Other changes (2)	(356)	—	(356)
Balance at December 31, 2025	$1,848,904	$29,715	$1,878,619
(1) The increase in core deposit and other intangible assets relates to a $13.0 million purchase of a trade name from a Georgia state-chartered bank and a $900,000 asset purchase of a wealth management book of business.
(2) The reduction in goodwill is associated with the closing of a subsidiary of JB&B Capital, LLC, a subsidiary of Pinnacle Bank that was acquired in 2022.

The following table presents the gross carrying amount and accumulated amortization for the core deposit and other intangible assets (in thousands):

	December 31, 2025	December 31, 2024
Gross carrying amount	$131,323	$117,423
Accumulated amortization	(101,608)	(96,000)
Net book value	$29,715	$21,423

Cash Equivalents and Cash Flows — Cash on hand, cash items in process of collection, amounts due from banks, Federal funds sold, short-term discount notes and securities purchased under agreements to resell, with original maturities within ninety days, are included in cash and cash equivalents. The following supplemental cash flow information addresses certain cash payments and noncash transactions for each of the years in the three-year period ended December 31, 2025 as follows (in thousands):

	For the years ended December 31,
	2025	2024	2023
Cash Payments:
Interest	$1,253,950	$1,342,635	$1,042,542
Income taxes paid, net of refunds	77,129	(30,548)	99,781
Noncash Transactions:
Loans charged-off to the allowance for credit losses	94,999	99,205	76,725
Loans foreclosed upon with repossessions transferred to other real estate	11,457	1,780	2,016
Loans foreclosed upon with repossessions transferred to other repossessed assets	222	197	561
Proceeds receivable from restructure of bank owned life insurance policies	—	—	141,547
Right-of-use assets recognized in the period in exchange for lease obligations	107,461	26,428	205,776

Securities — Securities are classified based on management's intention on the date of purchase. All debt securities classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in accumulated other comprehensive income (loss), net of the deferred income tax effects. Securities that Pinnacle Financial has both the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at historical cost and adjusted for amortization of premiums and accretion of discounts.

Interest and dividends on securities, including amortization of premiums and accretion of discounts calculated under the effective interest method, are included in interest income. For certain securities, amortization of premiums and accretion of discounts is computed based on the anticipated life of the security which may be shorter than the stated life of the security. Realized gains and losses from the sale of securities are determined using the specific identification method and are recorded on the trade date of the sale.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes or in preparation of anticipated changes in market interest rates. Additionally, if an available-for-sale security loses its investment grade, tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known.

Allowance for Credit Losses - Securities Held-to-Maturity — Expected credit losses on debt securities classified as held-to-maturity are measured on a collective basis by major security type. Pinnacle has a zero loss expectation for certain securities within the portfolio, including U.S. treasury securities in addition to U.S government agency securities and residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, and accordingly, no allowance for credit losses is estimated for these securities. The remainder of the portfolio consists substantially of municipal securities rated A or higher by the ratings agencies. The estimates of expected credit losses for the municipal securities and corporate notes and other securities are based on historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The credit models utilized rely on regression analyses to predict probability of default (PD) based on projected macroeconomic factors, including unemployment rates and gross domestic product (GDP), among others. A reasonable and supportable period of twenty-four months and reversion period of eight months is utilized to estimate credit losses on held-to-maturity municipal and corporate securities. The allowance is increased through provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off.

Allowance for Credit Losses - Securities Available-for-Sale — For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, Pinnacle Financial assesses whether or not it intends to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis. If either criteria is met, the security's amortized cost basis is written down to fair value through net income. If neither criteria is met, Pinnacle Financial evaluates whether any portion of the decline in fair value is the result of credit deterioration. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. If the evaluation indicates that a credit loss exists, an allowance for credit losses is recorded through provision for credit losses for the amount by which the amortized cost basis of the security exceeds the present value of cash flows expected to be collected, limited by the amount by which the amortized cost exceeds fair value. Any impairment not recognized in the allowance for credit losses is recognized in other comprehensive income.

Securities Purchased Under Agreements to Resell — Pinnacle Financial has entered into repurchase agreement transactions with certain financial institution counterparties under agreements to resell the securities. Securities purchased under agreements to resell are reflected in the accompanying consolidated balance sheets at the amount of cash held by the counterparty in connection with each transaction. Certain of these agreements may contain penalties for terminating the agreements prior to their maturity dates. During 2024, Pinnacle Financial terminated an agreement to resell $500.0 million of securities purchased with an agreement to resell to reposition these funds into higher yielding assets. In connection with terminating the agreement during 2024, Pinnacle Financial paid approximately $27.6 million in fees which are included in other noninterest expense.

Loans held-for-sale — Loans originated and intended for sale are carried at the lower of cost or estimated fair value as determined on a loan-by-loan basis. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Realized gains and losses are recognized when legal title to the loans has been transferred to the purchaser and sales proceeds have been received and are reflected in the accompanying consolidated statement of income in gains on mortgage loans sold, net of related costs such as compensation expenses, for mortgage loans, and as a component of other noninterest income for commercial loans held-for-sale.

Loans — Pinnacle Financial uses the following loan segments for financial reporting purposes: owner occupied commercial real estate mortgage, non-owner occupied commercial real estate, consumer real estate mortgage, construction and land development, commercial and industrial and consumer and other. The appropriate classification is determined based on the underlying collateral utilized to secure each loan. These classifications are consistent with those utilized in the Quarterly Report of Condition and Income filed by Pinnacle Bank with the Federal Deposit Insurance Corporation (FDIC).

Loans are reported at their outstanding principal balances, net of applicable purchase accounting and any deferred fees or costs on originated loans. Interest income on loans is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield using a method which approximates the interest method. At December 31, 2025 and 2024, net deferred loan fees of $6.0 million and $3.7 million, respectively, were included as a reduction to loans on the accompanying consolidated balance sheets.

Loans are placed on nonaccrual status when there is a significant deterioration in the financial condition of the borrower, which generally is the case but is not limited to when the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. All interest accrued but not collected for loans that are placed on nonaccrual status is reversed against current interest income. Interest income is subsequently recognized only if certain cash payments are received while the loan is classified as nonaccrual, but interest income recognition is reviewed on a case-by-case basis to determine if the payment should be applied to interest or principal pursuant to regulatory guidelines. A nonaccrual loan is returned to accruing status once the loan has shown evidence of payment performance over a period of time as to principal and interest and collection is reasonably assured or the loan has been well-secured through other techniques.

Loans are charged off when management believes that the full collectability of the loan is unlikely. As such, a loan may be partially charged-off after a "confirming event" has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely.

Purchased Loans — Purchased loans, including loans acquired through a merger, are initially recorded at fair value on the date of purchase. Purchased loans that contain evidence of post-origination credit deterioration as of the purchase date are carried at the net present value of expected future cash flows. All other purchased loans are recorded at their initial fair value, and adjusted for subsequent advances, pay downs, amortization or accretion of any fair value premium or discount on purchase, charge-offs and any other adjustment to carrying value. In accordance with ASC Topic 805, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities as of the acquisition date. Once management has finalized the fair values of acquired assets and assumed liabilities within this 12-month period, management considers such values to be the day 1 fair values (Day 1 Fair Values).

At the time of acquisition, management evaluates all purchased loans using a variety of factors such as current classification or risk rating, past due status and history as a component of the fair value determination. For those purchased loans without evidence of credit deterioration, management evaluates each reviewed loan using an internal grading system with a grade assigned to each loan at the date of acquisition. To the extent that any purchased loan is not specifically reviewed, such loan is assumed to have characteristics similar to the characteristics of the specifically reviewed acquired portfolio of purchased loans. The grade for each purchased loan without evidence of credit deterioration is reviewed subsequent to the date of acquisition any time a loan is renewed or extended or at any time information becomes available to Pinnacle Financial that provides material insight regarding the loan's performance, the borrower's capacity to repay or the underlying collateral.

In determining the Day 1 Fair Values of purchased loans without evidence of post-origination credit deterioration at the date of acquisition, management includes (i) no carryover of any previously recorded allowance for credit losses (allowance) and (ii) an adjustment of the unpaid principal balance to reflect an appropriate market rate of interest and expected loss, given the risk profile and risk rating assigned to each loan. This adjustment is accreted into earnings as a yield adjustment, using the effective yield method, over the remaining life of each loan.

Purchased loans that contain evidence of credit deterioration on the date of purchase are individually evaluated by management to determine the estimated fair value of each loan. This evaluation includes no carryover of any previously recorded allowance. In determining the estimated fair value of purchased loans with evidence of credit deterioration, management considers a number of factors including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods and net present value of cash flows expected to be received.

In determining the Day 1 Fair Values of purchased loans with evidence of credit deterioration, management calculates a non-accretable difference (the credit risk component of the purchased loans) and an accretable difference (the yield component of the purchased loans). The non-accretable difference is the difference between the contractually required payments and the cash flows expected to be collected in accordance with management's determination of the Day 1 Fair Values. Subsequent increases in expected cash flows will result in an adjustment to accretable yield, which will have a positive impact on interest income. Subsequent decreases in expected cash flows will generally result in increased provision for credit losses. Subsequent increases in expected cash flows following any previous decrease will result in a reversal of the provision for credit losses to the extent of prior charges and then an adjustment to accretable yield. The accretable difference on purchased loans with evidence of credit deterioration is the difference between the expected cash flows and the net present value of expected cash flows. Such difference is accreted into earnings using the effective yield method over the term of the loans. For purchased loans with evidence of credit deterioration for which the expected cash flows cannot be forecasted, these loans are deemed to be collateral dependent, are recorded at their fair value and are placed on nonaccrual, with interest payments recorded on a cash basis, as appropriate.

Allowance for Credit Losses - Loans — Pinnacle Financial estimates its allowance for credit losses in accordance with the Current Expected Credit Losses (CECL) methodology. Pinnacle Financial's management assesses the adequacy of the allowance on a quarterly basis. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management's evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay a loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The level of the allowance for credit losses maintained by management is believed adequate to absorb all expected future losses inherent in the loan portfolio at the balance sheet date. The allowance is increased through provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off.

The allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics. Pinnacle Financial has identified the following pools of financial assets with similar risk characteristics for measuring expected credit losses:
•Owner occupied commercial real estate mortgage loans - Owner occupied commercial real estate mortgage loans are secured by commercial office buildings, industrial buildings, warehouses or retail buildings where the owner of the building occupies the property. For such loans, repayment is largely dependent upon the operation of the borrower's business.
•Non-owner occupied commercial real estate loans - These loans represent investment real estate loans secured by office buildings, industrial buildings, warehouses, retail buildings, and multifamily residential housing. Repayment is primarily dependent on lease income generated from the underlying collateral.
•Consumer real estate mortgage loans - Consumer real estate mortgage loans consist primarily of loans secured by 1-4 family residential properties, including home equity lines of credit. Repayment is primarily dependent on the personal cash flow of the borrower.
•Construction and land development loans - Construction and land development loans include loans where the repayment is dependent on the successful completion and eventual sale, refinance or operation of the related real estate project. Construction and land development loans include 1-4 family construction projects and commercial construction endeavors such as warehouses, apartments, office and retail space and land acquisition and development.
•Commercial and industrial loans - Commercial and industrial loans include loans and leases to business enterprises issued for commercial, industrial and/or other professional purposes. These loans are generally secured by equipment, inventory, and accounts receivable of the borrower and repayment is primarily dependent on business cash flows.
•Consumer and other loans - Consumer and other loans include all loans issued to individuals not included in the consumer real estate mortgage classification. Examples of consumer and other loans are automobile loans, consumer credit cards and loans to finance education, among others. Many consumer loans are unsecured. Repayment is primarily dependent on the personal cash flow of the borrower.

For commercial real estate, consumer real estate, construction and land development, and commercial and industrial loans, Pinnacle Financial primarily utilizes a probability of default (PD) and loss given default (LGD) modeling approach. These models utilize historical correlations between default experience, loan level attributes and certain macroeconomic factors as determined through a statistical regression analysis. All loan segments modeled using this approach incorporate one or more macroeconomic drivers. Macroeconomic factors used in the model include the unadjusted and seasonally adjusted unemployment rate, gross domestic product, commercial property price index, consumer credit, commercial real estate price index, household debt ratio, household financial obligations ratio and certain home price indices. Projections of these macroeconomic factors, obtained from an independent third party, are utilized to predict quarterly rates of default based on the statistical PD models. Adjustments are made to predicted default rates as considered necessary for each loan segment based on other quantitative and qualitative information not utilized as a direct input into the statistical models. The predicted quarterly default rates are then applied to the estimated future exposure at default (EAD), as determined based on contractual amortization terms and estimated prepayments. An estimated LGD, determined based on historical loss experience, is then applied to the quarterly defaulted balances for each loan segment to estimate future losses of the loan's amortized cost.

Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by Pinnacle Financial and are dependent on the current economic environment among other factors. At December 31, 2025, a reasonable and supportable period of fifteen months was utilized for all loan segments, followed by a twelve month straight line reversion to long term averages.

For the consumer and other loan segment, a loss rate approach is utilized. For these loans, historical charge off rates are applied to projected future balances, as determined in the same manner as EAD for the statistically modeled loan segments. For credit cards, which have no amortization terms or contractual maturities and are unconditionally cancellable, future balances are estimated based on expected payment volume applied to the current balance.

The estimated loan losses for all loan segments are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses. The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management but measured by objective measurements period over period. The data for each measurement may be obtained from internal or external sources. The current period measurements are evaluated and assigned a factor commensurate with the current level of risk relative to past measurements over time. The resulting qualitative adjustments are applied to the relevant collectively evaluated loan portfolios. These adjustments are based upon quarterly trend assessments in portfolio concentrations, policy exceptions, associate retention, independent loan review results, competition and peer group credit quality trends. The qualitative allowance allocation, as determined by the processes noted above, is increased or decreased for each loan segment based on the assessment of these various qualitative factors. Additional qualitative considerations are made for any identified risk which did not exist within our portfolio historically and therefore may not be adequately addressed through evaluation of such risk factor based on historical portfolio trends as previously discussed.

Loans that do not share similar risk characteristics with the collectively evaluated pools are evaluated on an individual basis and are excluded from the collectively evaluated pools. Individual evaluations are generally performed for loans greater than $1.0 million which have experienced significant credit deterioration. Such loans are evaluated for credit losses based on either discounted cash flows or the fair value of collateral. For loans individually evaluated for which repayment is expected to be provided substantially through the operation or sale of the collateral, Pinnacle Financial has elected the practical expedient under ASC 326 to estimate expected credit losses based on the fair value of the collateral, with selling costs considered in the event sale of the collateral is expected.

The starting point for the estimate of the allowance for credit losses on loans is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. Pinnacle Financial uses a PD/LGD model to determine the allowance for credit losses on loans. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses on loans because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses on loans is generally not recorded upon modification. Occasionally, a loan modification will be granted by providing principal forgiveness on certain loans. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses on loans. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses on loans.

In some cases, a loan restructuring will result in providing multiple types of modifications. Typically, one type of modification, such as a payment delay or term extension, is granted initially. If the borrower continues to experience financial difficulty, another modification, such as principal forgiveness or an interest rate reduction, may be granted. Additionally, multiple types of modifications may be made on the same loan within the current reporting period. Such a combination is at least two of the following: a payment delay, term extension, principal forgiveness and interest rate reduction. Upon determination that a modified loan (or portion of the loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses on loans is adjusted by the same amount.

In assessing the adequacy of the allowance for credit losses on loans, Pinnacle Financial considers the results of Pinnacle Financial's independent loan review process. Pinnacle Financial undertakes this process both to ascertain those loans in the portfolio with elevated credit risk and to assist in its overall evaluation of the risk characteristics of the entire loan portfolio. Its loan review process includes the judgment of management, independent internal loan reviewers and reviews that may have been conducted by third-party reviewers including regulatory examiners. Pinnacle Financial incorporates relevant loan review results in the allowance.

In accordance with CECL, losses are estimated over the remaining contractual terms of loans, adjusted for prepayments. The contractual term excludes expected extensions, renewals and modifications unless management has a reasonable expectation at the reporting date that a modification will be executed or such renewals, extensions or modifications are included in the original loan agreement and are not unconditionally cancellable by Pinnacle Financial.

Credit losses are estimated on the amortized cost basis of loans, which includes the principal balance outstanding, purchase discounts and premiums, deferred loan fees and costs and accrued interest receivable. Accrued interest receivable is presented separately on the balance sheets and as allowed under Accounting Standards Update (ASU) 2016-13 Financial Instruments - Credit Losses is excluded from the tabular loan disclosures in Note 5. Loans and Allowance for Credit Losses.

While policies and procedures used to estimate the allowance for credit losses on loans, as well as the resultant provision for credit losses charged to income, are considered adequate by management and are reviewed periodically by regulators, model validators and internal audit, they are necessarily approximate and imprecise. There are factors beyond Pinnacle Financial's control, such as changes in projected economic conditions, real estate markets or particular industry conditions which may materially impact asset quality and the adequacy of the allowance for credit losses on loans and thus the resulting provision for credit losses.

Allowance for Credit Losses on Off Balance Sheet Credit Exposures — Pinnacle Financial estimates expected credit losses over the contractual term of obligations to extend credit, unless the obligation is unconditionally cancellable. The allowance for off balance sheet exposures is adjusted through the provision for credit losses. The estimates are determined based on the likelihood of funding during the contractual term and an estimate of credit losses subsequent to funding. Estimated credit losses on subsequently funded balances are based on the same assumptions as used to estimate credit losses on existing funded loans.

Mortgage Servicing Rights — On March 31, 2024, Pinnacle Financial recognized a mortgage servicing asset totaling $11.8 million related to a commercial mortgage loan portfolio. Upon the sale of these commercial loans, the rights to service loans (MSRs) are capitalized and represent the fair value of future net servicing fees from servicing activities associated with these commercial mortgage loans. Pinnacle Financial has elected to account for this class of MSRs under the fair value measurement method. Under this method, capitalized MSRs are recorded in other assets in the accompanying consolidated balance sheet with changes in the fair value of the MSRs for each period presented recorded in other noninterest income in the accompanying consolidated statement of income.

MSRs are recorded at fair value utilizing a number of assumptions, including prepayment speeds, interest rates, discount rates and other economic factors. Changes in the underlying assumptions could materially affect the fair value of MSRs. The value of servicing rights is initially measured using a discounted cash flow model. All servicing rights capitalized have involved the retention of servicing rights only; Pinnacle Financial does not retain residual interest, "first loss" obligations, or other similar on-going financial interests in the loans it sells to third parties, nor has Pinnacle Financial participated in any securitizations with any special purpose entities with respect to these MSRs.

Except for recovery of amounts invested in acquiring servicing rights, servicing mortgage loans for others does not generally impose significant financial risks to the servicer. There are, however, certain investors for whom servicing does involve some risk of loss. For example, servicing Federal Housing Administration insured or Veterans Administration guaranteed loans can result in the servicer advancing principal and interest payments for delinquent borrowers, or incurring a shortfall in the total amount of principal collected under certain foreclosure circumstances.

Transfers of Financial Assets — Transfers of financial assets are accounted for as sales when control over the assets has been surrendered or in the case of a loan participation, a portion of the asset has been surrendered and meets the definition of a "participating interest". Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from Pinnacle Financial, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) Pinnacle Financial does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.

Premises and Equipment and Leaseholds — Premises and equipment are carried at cost less accumulated depreciation and amortization computed principally by the straight-line method over the estimated useful lives of the assets or the expected lease terms for leasehold improvements, whichever is shorter. Useful lives for all premises and equipment range between three and forty years.

Pinnacle Financial, or a subsidiary of Pinnacle Financial, is the lessee with respect to multiple office locations. At December 31, 2025, all such leases were being accounted for as operating leases within the accompanying consolidated financial statements, with the exception of one lease agreement classified as a finance lease. Pinnacle Financial recognizes right-of-use assets and lease liabilities reflecting the present value of future minimum lease payments under its lease agreements in accordance with Accounting Standards Update 2016-02, Leases.

Other Real Estate Owned — Other real estate owned (OREO) represents real estate foreclosed upon or acquired by deed in lieu of foreclosure by Pinnacle Bank through loan defaults by customers. Upon its acquisition by Pinnacle Bank, the property is recorded at fair value, based on appraised value, less selling costs estimated as of the date acquired. The difference from the loan balance related to the property, if any, is recognized as a charge-off through the allowance for credit losses. Additional OREO losses for subsequent downward valuation adjustments and expenses to maintain OREO are determined on a specific property basis and are included as a component of noninterest expense. Net gains or losses realized at the time of disposal are reflected in noninterest expense.

Included in the accompanying consolidated balance sheet at December 31, 2025 and 2024 is $8.1 million and $1.3 million, respectively, of OREO with no related property-specific valuation allowances in either period. During the years ended December 31, 2025, 2024 and 2023, Pinnacle Financial had net foreclosed real estate expense of $687,000, $220,000 and $315,000, respectively.

Other Assets — Included in other assets as of December 31, 2025 and 2024, is approximately $12.2 million and $10.0 million, respectively, of computer software related assets, net of amortization. This software supports Pinnacle Financial's primary data systems and relates to amounts paid to vendors for installation and development of such systems. These amounts are amortized on a straight-line basis over periods of three to five years. For the years ended December 31, 2025, 2024, and 2023, Pinnacle Financial's amortization expense was approximately $4.6 million, $4.6 million and $3.3 million, respectively. Software maintenance fees are capitalized in other assets and amortized over the term of the maintenance agreement.

Pinnacle Financial is required to maintain certain minimum levels of equity investments with certain regulatory and other entities in which Pinnacle Bank has outstanding borrowings, including the Federal Home Loan Bank of Cincinnati (FHLB). At December 31, 2025 and 2024, the cost of these investments was $100.6 million and $111.9 million, respectively. Pinnacle Financial determined that at December 31, 2025 and December 31, 2024 cost approximated the fair value of these investments. Additionally, Pinnacle Financial has recorded certain investments in other non-public entities and funds at a fair value of $230.5 million and $176.6 million at December 31, 2025 and 2024, respectively. During 2025, 2024 and 2023, Pinnacle Financial recorded net gains of $13.0 million, $3.2 million and $3.1 million, respectively, on these investments due to changes in their fair value. Pinnacle Financial has an investment in twelve statutory business trusts valued at $4.0 million as of December 31, 2025. The statutory business trusts were established to issue preferred securities, the dividends for which are paid with interest payments Pinnacle Financial makes on subordinated debentures it issued to the statutory business trusts.

Pinnacle Bank is the owner and beneficiary of various life insurance policies on certain key executives and certain current and former directors and team members, including policies that were acquired in mergers. Collectively, these policies are reflected in other assets in the accompanying consolidated balance sheets at their respective cash surrender values. At December 31, 2025 and 2024, the aggregate cash surrender value of these policies was approximately $1.2 billion and $1.0 billion, respectively. Noninterest income related to these policies was $45.5 million, $39.7 million, and $15.8 million during the years ended December 31, 2025, 2024 and 2023, respectively.

Also, as part of Pinnacle Bank's compliance with the Community Reinvestment Act (CRA), it has investments in low income housing entities totaling $414.6 million and $324.2 million, net, as of December 31, 2025 and 2024, respectively. Included in its CRA investments are investments of $215.6 million and $201.6 million at December 31, 2025 and 2024, respectively, net of amortization, that qualify for federal low income housing tax credits. The investments are accounted for under the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received. The amortization and benefits are recognized as a component of income tax expense in the consolidated statements of income.

Derivative Instruments — In accordance with ASC Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the accompanying consolidated balance sheet at their respective fair values. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. If the derivative instrument is not designated as a hedge, changes in the fair value of the derivative instrument are recognized in earnings in the period of change.

Pinnacle Financial enters into interest rate swaps (swaps) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions with large U.S. financial institutions in order to minimize the risk to Pinnacle Financial. These swaps are derivatives, but are not designated as hedging instruments.

Pinnacle Financial may enter into a credit default swap (CDS) in which a counterparty assumes a first loss position on certain assets and Pinnacle Financial pays a fee for the loss protection. The CDS qualifies as a derivative, but is not designated as a hedging instrument. Changes in the CDS are recognized as a gain or loss in current period earnings in other noninterest income. Loss protection fees are recognized in other noninterest expense.

Pinnacle Financial enters into forward cash flow hedge relationships in the form of interest rate swap agreements to manage its future interest rate exposure. These derivative contracts have been designated as a hedge and, as such, changes in the fair value of the derivative instrument are recorded in other comprehensive income (loss). Pinnacle Financial also enters into fair value hedge relationships to mitigate the effect of changing interest rates on the fair values of securities and FHLB advances. The gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. Pinnacle Financial prepares written hedge documentation for all derivatives which are designated as hedges. The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management's assertion that the hedge will be highly effective.

For designated hedging relationships, Pinnacle Financial performs retrospective and prospective effectiveness testing using quantitative methods where required by accounting standards. For certain hedging relationships, effectiveness is tested through the matching of critical terms. Assessments of hedge effectiveness and measurements of hedge ineffectiveness are performed at least quarterly. The portion of the changes in the fair value of a derivative that is highly effective and that has been designated and qualifies as a cash flow hedge is initially recorded in accumulated other comprehensive income (loss) and will be reclassified to earnings in the same period that the hedged item impacts earnings; any ineffective portion is recorded in current period earnings.

Hedge accounting ceases on transactions that are no longer deemed effective, or for which the derivative has been terminated or de-designated.

Securities Sold Under Agreements to Repurchase — Pinnacle Financial routinely sells securities to certain treasury management customers and then repurchases these securities the next day. Securities sold under agreements to repurchase are reflected as a secured borrowing in the accompanying consolidated balance sheets at the amount of cash received in connection with each transaction.

Income Taxes — ASC 740,  Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. ASC 740 also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods.

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. The net deferred tax asset is reflected as a component of other assets on the consolidated balance sheet. A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset.

Income tax expense or benefit for the year is allocated among continuing operations and other comprehensive income (loss), as applicable. The amount allocated to continuing operations is the income tax effect of the pretax income or loss from continuing operations that occurred during the year, plus or minus income tax effects of (i) changes in certain circumstances that cause a change in judgment about the realization of deferred tax assets in future years, including the valuation of deferred tax assets due to changes in enacted income tax rates, (ii) changes in income tax laws or rates and (iii) changes in income tax status, subject to certain exceptions. The amount allocated to other comprehensive income (loss) is related solely to changes in the valuation allowance on items that are normally accounted for in other comprehensive income (loss) such as unrealized gains or losses on available-for-sale securities.

In accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes, uncertain tax positions are recognized if it is more likely than not, based on technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms realized or sustained upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances and information available at the reporting date.

Pinnacle Financial and its subsidiaries file consolidated U.S. Federal and state income tax returns, pursuant to each state's filing requirements. Each entity provides for income taxes based on its contribution to income or loss of the consolidated group. Pinnacle Financial has a Real Estate Investment Trust subsidiary that files a separate federal tax return, but its income is included in the consolidated group's return as required by the federal tax laws. Pinnacle Financial remains open to audit under the statute of limitations by the IRS and the states in which Pinnacle operates for the years ended December 31, 2022 through 2025.

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Pinnacle Financial recognized no interest and penalties related to income tax matters for the year ended December 31, 2025 and $41,000 and $80,000, respectively, in interest and penalties related to income tax matters for the years ended December 31, 2024 and 2023.

Income Per Common Share — Basic net income per common share (EPS) is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The difference between basic and diluted weighted average common shares outstanding is attributable to restricted share awards and restricted share unit awards, including those with performance-based vesting provisions. The dilutive effect of restricted share awards and restricted share unit awards is reflected in diluted EPS by application of the treasury stock method.

For the years ended December 31, 2025, 2024 and 2023, respectively, 825,237, 670,404 and 631,173 of dilutive restricted shares and dilutive restricted share units, including those with performance-based vesting provisions, were included in the diluted earnings per common share calculation under the treasury stock method. For the years ended December 31, 2025, 2024 and 2023, there were a combined 333,336, 107,548 and 484,871, respectively, of restricted shares, restricted stock units and performance stock units excluded from the calculation because they were deemed to be antidilutive.

The following is a summary of the basic and diluted earnings per common share calculation for each of the years in the three-year period ended December 31, 2025 (dollars in thousands except earnings per share):

	December 31, 2025	December 31, 2024	December 31, 2023
Basic earnings per common share calculation:
Numerator - Net income available to common shareholders	$626,673	$459,864	$546,960

Denominator – Weighted average common shares outstanding	76,863,389	76,460,926	76,016,370
Basic net income per common share	$8.15	$6.01	$7.20

Diluted earnings per common share calculation:
Numerator - Net income available to common shareholders	$626,673	$459,864	$546,960

Denominator – Weighted average common shares outstanding	76,863,389	76,460,926	76,016,370
Dilutive shares contingently issuable	825,237	670,404	631,173
Weighted average diluted common shares outstanding	77,688,626	77,131,330	76,647,543
Diluted net income per common share	$8.07	$5.96	$7.14

Stock-Based Compensation — Stock-based compensation expense is recognized based on the fair value of the portion of stock-based payment awards that are ultimately expected to vest, reduced for estimated forfeitures. ASC 718-20, Compensation – Stock Compensation Awards Classified as Equity, allows forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Service based awards with multiple vesting periods are expensed over the entire requisite period as if the award were a single award. For awards with performance vesting criteria, anticipated performance is projected to determine the number of awards expected to vest, and the corresponding aggregate expense is adjusted to reflect the elapsed portion of the applicable performance period.

Comprehensive Income — Comprehensive income (loss) consists of the total of all components of comprehensive income (loss) including net income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss) but excluded from net income (loss). As of December 31, 2025, 2024 and 2023, Pinnacle Financial's other comprehensive income (loss) consists primarily of unrealized gains and losses on securities available-for-sale, net of deferred tax expense (benefit) and unrealized gains (losses) on derivative hedging relationships.

Fair Value Measurement — ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in U.S. GAAP and established required disclosures about fair value measurements. ASC 820 applies only to fair value measurements that are already required or permitted by other accounting standards and increases the consistency of those measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, (i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date). The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.

Pinnacle Financial has an established process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models or processes that use primarily market-based or independently-sourced market data, including interest rate yield curves, option volatilities and third party information such as prices of similar assets or liabilities. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. Furthermore, while Pinnacle Financial believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Recently Adopted Accounting Pronouncements — In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amends the guidance for income tax disclosures to include certain required disclosures related to tax rate reconciliations, including certain categories of expense requiring disclosure, income taxes paid, including disclosure of taxes paid disaggregated by nation, state, and foreign taxes, and other disclosures for disaggregation of income before income tax expense (or benefit) and income tax expense (or benefit) by domestic and foreign allocation. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024. Pinnacle Financial adopted ASU 2023-09 on January 1, 2025 and retrospectively incorporated the required annual disclosures into the consolidated financial statements for the year ended December 31, 2025 and will incorporate the required interim disclosures in subsequent interim periods.

Newly Issued Not Yet Effective Accounting Standards — In November 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which amends the guidance to require additional disaggregation and disclosures about certain expenses. The guidance is effective for public business entities for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. Pinnacle Financial is assessing ASU 2024-03 and its potential impact on its accounting and disclosures.

In September 2025, the FASB issued Accounting Standards Update 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to clarify and modernize the accounting for costs related to internal-use software. The ASU removes all references to project stages throughout ASC 350-40 and clarifies the threshold entities should apply to begin capitalizing costs. The ASU addresses investor feedback that the current guidance for software costs is outdated and not relevant given the evolution of software development. The ASU requires disclosures under ASC 360-10 be applied to all capitalized software costs accounted for under ASC 350-40, regardless of how those costs are presented in the financial statements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2027. Early adoption is permitted, including adoption in an interim period but must be applied as of the beginning of the annual period that includes that interim period. The ASU may be adopted prospectively, retrospectively, or on a modified transition approach. Pinnacle Financial expects that New Pinnacle will early adopt this standard with respect to system conversions and implementations as a result of the Merger.

In November 2025, the FASB issued Accounting Standards Update 2025-08, Financial Instruments — Credit Losses (Topic 326): Purchased Loans, to expand the population of acquired financial assets subject to the gross-up approach in Topic 326. In accordance with the amendments in this ASU, loans (excluding credit cards) acquired without credit deterioration and deemed "seasoned" are purchased seasoned loans and accounted for using the gross-up approach at acquisition. All non-purchased credit deteriorated ("non-PCD") loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination, and the acquirer was not involved in the origination of the loans. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2026. The amendments in this ASU should be applied prospectively to loans that are acquired on or after the initial application date. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. Pinnacle Financial is assessing ASU 2025-08 and its potential impact on its accounting and disclosures. Pinnacle Financial expects that New Pinnacle will early adopt this standard with respect to the loans being acquired as a result of the Merger.

Other than those pronouncements discussed above which have been recently adopted, Pinnacle Financial does not believe there were any other recently issued accounting pronouncements that as of December 31, 2025 are expected to materially impact its consolidated financial statements.

Reclassifications — Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders' equity.

Subsequent Events — ASC Topic 855,  Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Pinnacle Financial evaluated all events or transactions that occurred after December 31, 2025 through the date of the issued financial statements. See Note 24. Subsequent Event for further disclosure.

Note 2. Equity Method Investment

On February 1, 2015, Pinnacle Bank acquired a 30% interest in Bankers Healthcare Group, LLC (BHG) for $75 million in cash. On March 1, 2016, Pinnacle Bank and Pinnacle Financial increased their investment in BHG by a combined 19%, for a total investment in BHG of 49%. The additional 19% interest was acquired pursuant to a purchase agreement whereby both Pinnacle Financial and Pinnacle Bank acquired 8.55% and an additional 10.45%, respectively, of the outstanding membership interests in BHG in exchange for $74.1 million in cash and 860,470 shares of Pinnacle Financial common stock valued at $39.9 million. The investment in BHG previously held by Pinnacle Financial was contributed to Pinnacle Bank effective September 30, 2022.

On March 1, 2016, Pinnacle Financial, Pinnacle Bank and the other members of BHG entered into an Amended and Restated Limited Liability Company Agreement of BHG and subsequently entered into a Second Amended and Restated Limited Liability Company Agreement on February 2, 2021 that was further amended on September 3, 2025. The Second Amended and Restated Limited Liability Company Agreement, as amended, provides for, among other things, the following terms:

•co-sale rights for Pinnacle Bank in the event the other members of BHG decide to sell all or a portion of their ownership interests; and
•a right of first refusal for BHG and the other members of BHG in the event that Pinnacle Bank decides to sell all or a portion of its ownership interests, except in connection with a transfer of its ownership interests to an affiliate or in connection with the acquisition of Pinnacle Financial or Pinnacle Bank or a merger in which Pinnacle Financial or Pinnacle Bank is not the surviving entity.

Pinnacle Financial accounts for this investment pursuant to the equity method for unconsolidated subsidiaries and recognizes its interest in BHG's profits and losses in noninterest income with corresponding adjustments to the BHG investment account. Because BHG has been determined to be a voting interest entity of which Pinnacle Financial controls less than a majority of the board seats, this investment does not require consolidation and is accounted for pursuant to the equity method of accounting. Additionally, Pinnacle Financial did not recognize any goodwill or other intangible assets associated with these transactions as of the respective purchase dates, however, it will recognize accretion income and amortization expense associated with the fair value adjustments to the net assets acquired including the fair value of certain of BHG's liabilities which are recorded as a component of income from equity method investment, pursuant to the equity method of accounting.

At December 31, 2025, Pinnacle Financial has recorded technology, trade name and customer relationship intangibles of BHG, net of related amortization, of $5.6 million compared to $5.7 million as of December 31, 2024. Amortization expense of $161,000 was included in Pinnacle Financial's results for the year ended December 31, 2025 compared to $237,000 for 2024 and $349,000 for 2023. Accretion income of $88,000 was included in Pinnacle Financial's results for the year ended December 31, 2025, while $139,000 of accretion income was recorded in 2024 and $225,000 was recorded in 2023. Additionally, at December 31, 2025, Pinnacle Financial had recorded accretable discounts associated with certain liabilities of BHG of $10,000 compared to $100,000 as of December 31, 2024.

During the year ended December 31, 2025, Pinnacle Bank received dividends from BHG of $163.1 million, compared to $71.7 million during the year ended December 31, 2024 and $36.7 million during the year ended December 31, 2023, respectively. Pinnacle Financial's and Pinnacle Bank's share of earnings from BHG are included in Pinnacle Financial's consolidated tax return. Profits from intercompany transactions are eliminated.

Pinnacle Bank has a participating interest in a $525.0 million revolving line of credit for the benefit of BHG in the amount of $125.0 million. At December 31, 2025, there was $52.9 million of outstanding balance on the line related to Pinnacle Bank's interest in the line. The line accrues interest at SOFR plus 175 basis points and is secured by all assets of BHG. The credit agreement contains covenants requiring BHG to maintain certain financial ratios and satisfy certain other affirmative and negative covenants. At December 31, 2025, neither BHG nor the originating bank had represented to Pinnacle Bank that BHG was not in compliance, in all material respects, with these covenants. BHG additionally entered into a revolving line of credit with Pinnacle Bank in the amount of $50.0 million with no outstanding balance at December 31, 2025. The line accrues interest at SOFR plus 275 basis points and is unsecured. The credit agreement related to this line of credit contains covenants requiring BHG to maintain certain financial ratios and satisfy certain other affirmative and negative covenants. At December 31, 2025, BHG had not represented to Pinnacle Bank that BHG was not in compliance, in all material respects, with these covenants.

BHG partners with third party lenders, including Pinnacle Bank, to facilitate loan originations as part of BHG’s alternative financing portfolio, whereby BHG acts as the marketing firm and refers loans to the third party lenders for funding. The third party lenders receive a fee for each loan funded and subsequently sold to BHG. These loans are ultimately sold through BHG's network of clients, which includes Pinnacle Bank. During the years ended December 31, 2025, 2024 and 2023, respectively, BHG purchased $2.6 billion, $1.8 billion and $1.4 billion of loans originated by Pinnacle Bank, respectively. Pinnacle Bank has previously purchased loans from BHG at par pursuant to BHG's joint venture loan program whereby BHG and Pinnacle Bank share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. During the years ended December 31, 2025, 2024 and 2023, Pinnacle Bank purchased no joint venture loans from BHG. The yield on this portfolio to Pinnacle Bank is between 4.50% and 6.00% per annum. At December 31, 2025 and 2024, there were $103.5 million and $161.7 million, respectively, of BHG joint venture program loans held by Pinnacle Bank. During the year ended December 31, 2024, Pinnacle Bank sold $30.7 million joint venture loans back to BHG at par. Pinnacle Bank sold no joint venture loans back to BHG during the years ended December 31, 2025 and 2023. During the year ended December 31, 2024, Pinnacle Bank purchased $24.2 million in Small Business Administration (SBA) loans from BHG for $10.0 million to facilitate the orderly transition of BHG's decision to exit the SBA loan program. Pinnacle Bank assigned $14.2 million in reserves for these loans in its allowance for credit losses at the time of purchase as they were considered purchased credit deteriorated loans.

BHG adopted ASU 2016-13 on October 1, 2023, which introduced the CECL methodology for estimating all expected losses over the life of the financial asset. Upon adoption of ASU 2016-13, BHG's balance for the allowance for credit losses was increased by $95.2 million through retained earnings. Pinnacle Bank recorded its proportionate share of the impact of BHG's CECL adoption by recording a $35.0 million entry to retained earnings, net of deferred taxes, with corresponding entries to the equity method investment in BHG and deferred taxes. Prior to October 1, 2023, BHG recorded its allowance for loan losses under the incurred loss method.

The following summary of BHG's financial position and results of operations as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023 are presented as unaudited due to BHG's fiscal year end being September 30 (in thousands):

Banker's Healthcare Group	December 31, 2025	December 31, 2024
Assets	$4,263,914	$3,784,225

Liabilities	$3,823,846	$3,257,078
Equity interests	440,068	527,147
Total liabilities and equity	$4,263,914	$3,784,225

	For the year ended December 31,
	2025	2024	2023
Revenues	$1,187,597	$931,909	$1,175,756
Net income, pre-tax	$240,081	$129,695	$181,326

Note 3.  Restricted Cash Balances

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, Pinnacle Financial maintains additional balances to compensate for clearing and other services. For the years ended December 31, 2025 and 2024, the average daily balance maintained at the Federal Reserve was approximately $2.5 billion and $2.3 billion, respectively.

Restricted cash included on Pinnacle Financial's consolidated balance sheets was $91.2 million and $93.6 million at December 31, 2025 and 2024, respectively. This restricted cash is maintained at banks primarily as collateral for our derivative portfolio.

Pinnacle Financial maintains some of its cash in bank deposit accounts at financial institutions other than Pinnacle Bank that, at times, may exceed federally insured limits. Pinnacle Financial may lose all uninsured balances if one of the correspondent banks fails without warning. Pinnacle Financial has not experienced any losses in such accounts. Pinnacle Financial believes it is not exposed to any significant credit risk on cash and cash equivalents.

Note 4.  Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2025 and 2024 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Securities available-for-sale:
U.S Treasury securities	$1,576,373	$9,750	$12	$1,586,111
U.S. Government agency securities	210,190	20	15,305	194,905
Mortgage-backed securities	2,851,934	11,511	69,385	2,794,060
State and municipal securities	1,767,276	7,745	66,437	1,708,584
Corporate notes and other	293,094	2,069	12,140	283,023
	$6,698,867	$31,095	$163,279	$6,566,683
Securities held-to-maturity:
U.S Treasury securities	$19,936	$—	$303	$19,633
U.S. Government agency securities	225,842	—	4,989	220,853
Mortgage-backed securities	349,678	484	17,896	332,266
State and municipal securities	1,820,512	1,245	155,151	1,666,606
Asset-backed securities	108,115	10	2,256	105,869
Corporate notes and other	68,148	—	3,883	64,265
	$2,592,231	$1,739	$184,478	$2,409,492
Allowance for credit losses - securities held-to-maturity	(1,707)
Securities held-to-maturity, net of allowance for credit losses	$2,590,524

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Securities available-for-sale:
U.S Treasury securities	$1,419,727	$28	$14,277	$1,405,478
U.S. Government agency securities	238,636	2	24,572	214,066
Mortgage-backed securities	2,068,950	976	107,567	1,962,359
State and municipal securities	1,537,910	15,382	46,735	1,506,557
Asset-backed securities	45,280	85	27	45,338
Corporate notes and other	476,900	107	28,436	448,571
	$5,787,403	$16,580	$221,614	$5,582,369
Securities held-to-maturity:
U.S Treasury securities	$19,841	$—	$954	$18,887
U.S. Government agency securities	315,286	—	13,719	301,567
Mortgage-backed securities	366,029	6	34,573	331,462
State and municipal securities	1,854,942	1,956	178,744	1,678,154
Asset-backed securities	161,957	41	6,920	155,078
Corporate notes and other	82,551	—	7,447	75,104
	$2,800,606	$2,003	$242,357	$2,560,252
Allowance for credit losses - securities held-to-maturity	(1,707)
Securities held-to-maturity, net of allowance for credit losses	$2,798,899

At December 31, 2025, approximately $4.1 billion of Pinnacle Financial's investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase. At December 31, 2025, repurchase agreements comprised of secured borrowings totaled $316.4 million and were secured by $316.4 million of pledged U.S. government agency securities, mortgage-backed securities, municipal securities, asset backed securities and corporate debentures. As the fair value of securities pledged to secure repurchase agreements may decline, Pinnacle Financial regularly evaluates its need to pledge additional securities for the counterparty to remain adequately secured.

The amortized cost and fair value of debt securities as of December 31, 2025 by contractual maturity is shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities since the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories in the following summary (in thousands):

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$257,864	$257,860	$81,822	$80,608
Due in one year to five years	224,931	215,173	208,258	202,195
Due in five years to ten years	248,490	240,807	69,063	65,125
Due after ten years	3,115,648	3,058,783	1,775,295	1,623,429
Mortgage-backed securities	2,851,934	2,794,060	349,678	332,266
Asset-backed securities	—	—	108,115	105,869
	$6,698,867	$6,566,683	$2,592,231	$2,409,492

At December 31, 2025 and 2024, included in securities available-for-sale were the following investments with unrealized losses. The information below classifies these investments according to the term of the unrealized loss of less than twelve months or twelve months or longer (in thousands):

	Investments with an Unrealized Loss of less than 12 months		Investments with an Unrealized Loss of 12 months or longer		Total Investments with an Unrealized Loss
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025
U.S. Treasury securities	$205,189	$12	$—	$—	$205,189	$12
U.S. Government agency securities	—	—	191,307	15,305	191,307	15,305
Mortgage-backed securities	505,647	1,446	875,431	67,939	1,381,078	69,385
State and municipal securities	870,463	17,207	341,408	49,230	1,211,871	66,437
Corporate notes and other	14,767	1,601	141,332	10,539	156,099	12,140
Total temporarily-impaired securities	$1,596,066	$20,266	$1,549,478	$143,013	$3,145,544	$163,279

December 31, 2024
U.S. Treasury securities	$1,123,453	$12,223	$177,930	$2,054	$1,301,383	$14,277
U.S. Government agency securities	2,347	18	210,127	24,554	212,474	24,572
Mortgage-backed securities	990,956	9,211	607,659	98,356	1,598,615	107,567
State and municipal securities	446,241	5,590	348,807	41,145	795,048	46,735
Asset-backed securities	30,369	27	—	—	30,369	27
Corporate notes and other	131,073	1,215	274,601	27,221	405,674	28,436
Total temporarily-impaired securities	$2,724,439	$28,284	$1,619,124	$193,330	$4,343,563	$221,614

The applicable date for determining when securities are in an unrealized loss position is December 31, 2025 and 2024. As such, it is possible that a security had a market value less than its amortized cost on other days during the twelve-month periods ended December 31, 2025 and 2024, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As described in Note 1. Summary of Significant Accounting Policies, for any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, Pinnacle Financial assesses whether or not it intends to sell the security, or more-likely-than-not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because Pinnacle Financial, as of December 31, 2025, did not intend to sell those securities that had an unrealized loss at December 31, 2025, and at December 31, 2025 it was not more-likely-than-not that Pinnacle Financial will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, Pinnacle Financial has determined that no write-down is necessary. In addition, Pinnacle Financial evaluates whether any portion of the decline in fair value is the result of credit deterioration, which would require the recognition of an allowance for credit losses. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. The unrealized losses associated with securities at December 31, 2025 are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at December 31, 2025. These securities will continue to be monitored as a part of Pinnacle Financial's ongoing evaluation of credit quality. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

The allowance for credit losses on held-to-maturity securities is measured on a collective basis by major security type as described in Note 1. Summary of Significant Accounting Policies. Pinnacle Financial has a zero loss expectation for U.S. treasury securities in addition to U.S government agency securities and mortgage-backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, and accordingly, no allowance for credit losses is estimated for these securities. Credit losses on held-to-maturity state and municipal securities and corporate notes and other securities are estimated using probability of default and loss given default models driven primarily by macroeconomic factors over a reasonable and supportable period of twenty-four months with an eight month reversion to average loss factors. The allowance for credit losses on held-to-maturity securities totaled $1.7 million at both December 31, 2025 and 2024.

Pinnacle Financial utilizes bond credit ratings assigned by third party ratings agencies to monitor the credit quality of debt securities held-to-maturity. At December 31, 2025, all debt securities classified as held-to-maturity were rated A or higher by the ratings agencies. Updated credit ratings are obtained as they become available from the ratings agencies.

Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality or marketability, to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes or in preparation of anticipated changes in market interest rates. Additionally, if an available-for-sale security loses its investment grade or tax-exempt status, the underlying credit support is terminated or collection otherwise becomes uncertain based on factors known to management, Pinnacle Financial will consider selling the security, but will review each security on a case-by-case basis as these factors become known. Consistent with the investment policy, and to improve yields in Pinnacle Financial's securities portfolio, during the years ended December 31, 2025, 2024 and 2023, available-for-sale securities of approximately $271.4 million, $898.9 million and $312.6 million, respectively, were sold, resulting in gross realized gains of $80,000, $443,000 and $321,000, and gross realized losses of $16.7 million, $72.3 million and $20.0 million, respectively.

Pinnacle Financial has entered into various fair value hedging transactions to mitigate the impact of changing interest rates on the fair values of available for sale securities. See Note 15. Derivative Instruments for disclosure of the gains and losses recognized on derivative instruments and the cumulative fair value hedging adjustments to the carrying amount of the hedged securities.

Note 5.  Loans and Allowance for Credit Losses

For financial reporting purposes, Pinnacle Financial classifies its loan portfolio based on the underlying collateral utilized to secure each loan. This classification is consistent with those utilized in the Quarterly Report of Condition and Income filed by Pinnacle Bank with the Federal Deposit Insurance Corporation (FDIC).

Pinnacle Financial uses the following loan categories for presentation of loan balances and the related allowance for credit losses on loans:
•Owner occupied commercial real estate mortgage loans - Owner occupied commercial real estate mortgage loans are secured by commercial office buildings, industrial buildings, warehouses or retail buildings where the owner of the building occupies the property. For such loans, repayment is largely dependent upon the operation of the borrower's business.
•Non-owner occupied commercial real estate loans - These loans represent investment real estate loans secured by office buildings, industrial buildings, warehouses, retail buildings, and multifamily residential housing. Repayment is primarily dependent on lease income generated from the underlying collateral.
•Consumer real estate mortgage loans - Consumer real estate mortgage loans consist primarily of loans secured by 1-4 family residential properties, including home equity lines of credit. Repayment is primarily dependent on the personal cash flow of the borrower.
•Construction and land development loans - Construction and land development loans include loans where the repayment is dependent on the successful completion and eventual sale, refinance or operation of the related real estate project. Construction and land development loans include 1-4 family construction projects and commercial construction endeavors such as warehouses, apartments, office and retail space and land acquisition and development.
•Commercial and industrial loans - Commercial and industrial loans include loans and leases to business enterprises issued for commercial, industrial and/or other professional purposes. These loans are generally secured by equipment, inventory, and accounts receivable of the borrower and repayment is primarily dependent on business cash flows.
•Consumer and other loans - Consumer and other loans include all loans issued to individuals not included in the consumer real estate mortgage classification. Examples of consumer and other loans are automobile loans, consumer credit cards and loans to finance education, among others. Many consumer loans are unsecured. Repayment is primarily dependent on the personal cash flow of the borrower.

Loans at December 31, 2025 and 2024 were as follows (in thousands):

	December 31, 2025	December 31, 2024
Commercial real estate:
Owner-occupied	$5,215,810	$4,388,531
Non-owner occupied	8,141,316	8,130,118
Consumer real estate – mortgage	5,518,618	4,914,482
Construction and land development	3,241,266	3,699,321
Commercial and industrial	16,365,200	13,815,817
Consumer and other	671,792	537,507
Subtotal	$39,154,002	$35,485,776
Allowance for credit losses	(441,540)	(414,494)
Loans, net	$38,712,462	$35,071,282

Commercial loans receive risk ratings by the assigned financial advisor subject to validation by Pinnacle Financial's independent loan review department. Risk ratings are categorized as pass, special mention, substandard, substandard-nonaccrual or doubtful-nonaccrual. Each of the risk rating categories is further described below. Pass rated loans include multiple ratings categories representing varying degrees of risk attributes that are less than those of the other defined risk categories further described below. Pinnacle Financial believes its categories at December 31, 2025 follow those used by Pinnacle Bank's primary regulators at December 31, 2025. At December 31, 2025, approximately 79.9% of Pinnacle Financial's loan portfolio was analyzed as a commercial loan type with a specifically assigned risk rating. Consumer loans and small business loans are generally not assigned an individual risk rating but are evaluated as either accrual or nonaccrual based on the performance of the individual loans. However, certain consumer real estate-mortgage loans and certain consumer and other loans receive a specific risk rating due to the loan proceeds being used for commercial purposes even though the collateral may be of a consumer loan nature. Consumer loans that have been placed on nonaccrual but have not otherwise been assigned a risk rating at December 31, 2025 are believed by management to share risk characteristics with loans rated substandard-nonaccrual and have been presented as such in Pinnacle Financial's risk rating disclosures.

Risk ratings are subject to continual review by a financial advisor and a senior credit officer. As of December 31, 2025, Pinnacle Financial's credit procedures require every risk rated loan of $1.5 million or more be subject to a formal credit risk review process at least annually. Each loan's risk rating is also subject to review by Pinnacle Financial's independent loan review department, which reviews a substantial portion of Pinnacle Financial's risk rated portfolio annually. Included in the coverage are independent reviews of loans in targeted higher-risk portfolio segments such as certain commercial and industrial loans, land loans and/or loan types in certain geographies.

Following are the definitions of the risk rating categories used by Pinnacle Financial at December 31, 2025. Pass rated loans include all credits other than those included within these categories:

•Special mention loans have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in Pinnacle Financial's credit position at some future date.
•Substandard loans are inadequately protected by the current net worth and financial capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize collection of the debt. Substandard loans are characterized by the distinct possibility that Pinnacle Financial could sustain some loss if the deficiencies are not corrected.
•Substandard-nonaccrual loans are substandard loans that have been placed on nonaccrual status.
•Doubtful-nonaccrual loans have all the characteristics of substandard-nonaccrual loans with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following tables present loan balances classified within each risk rating category by primary loan type and year of origination or most recent renewal as of December 31, 2025 and 2024, as well as the gross loan charge-offs by primary loan type and year of origination or most recent renewal for the years ended December 31, 2025 and 2024 (in thousands):

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial real estate- owner occupied
Pass	$1,465,452	$691,942	$671,675	$934,042	$665,296	$583,605	$98,399	$5,110,411
Special Mention	25,731	1,325	10,833	13,602	4,193	24,697	—	80,381
Substandard (1)	—	—	—	436	15,746	33	—	16,215
Substandard-nonaccrual	—	193	3,467	558	1,135	3,450	—	8,803
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$1,491,183	$693,460	$685,975	$948,638	$686,370	$611,785	$98,399	$5,215,810
Current period gross charge-offs	$—	(444)	(95)	—	—	(164)	—	$(703)
Commercial real estate- non-owner occupied
Pass	$1,741,196	$770,031	$683,322	$3,104,351	$1,070,788	$479,729	$182,176	$8,031,593
Special Mention	—	5,491	1,590	—	42,661	11,991	—	61,733
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	34,469	—	3,756	—	9,765	—	—	47,990
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - non-owner occupied	$1,775,665	$775,522	$688,668	$3,104,351	$1,123,214	$491,720	$182,176	$8,141,316
Current period gross charge-offs	$—	—	—	—	(17,125)	(93)	—	$(17,218)

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Consumer real estate – mortgage
Pass	$1,014,749	$285,660	$433,429	$780,598	$869,285	$704,068	$1,396,501	$5,484,290
Special Mention	—	—	370	2,636	—	—	1,395	4,401
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	1,100	2,781	4,448	6,261	1,583	12,211	1,543	29,927
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer real estate – mortgage	$1,015,849	$288,441	$438,247	$789,495	$870,868	$716,279	$1,399,439	$5,518,618
Current period gross charge-offs	$—	(163)	(916)	(389)	(73)	(128)	(514)	$(2,183)
Construction and land development
Pass	$1,538,612	$598,139	$394,087	$431,420	$106,256	$8,707	$118,368	$3,195,589
Special Mention	37,584	5,509	422	—	—	—	—	43,515
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	458	—	1,323	—	—	381	—	2,162
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Construction and land development	$1,576,654	$603,648	$395,832	$431,420	$106,256	$9,088	$118,368	$3,241,266
Current period gross charge-offs	$—	(117)	(274)	—	—	—	—	$(391)
Commercial and industrial
Pass	$5,174,218	$2,682,154	$1,195,698	$862,152	$426,563	$315,639	$5,321,310	$15,977,734
Special Mention	54,118	28,340	51,016	38,257	13,850	2,170	118,432	306,183
Substandard (1)	15,369	2,761	1,235	953	47	842	16,065	37,272
Substandard-nonaccrual	15,898	3,106	10,021	8,556	1,893	1,162	3,375	44,011
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial and industrial	$5,259,603	$2,716,361	$1,257,970	$909,918	$442,353	$319,813	$5,459,182	$16,365,200
Current period gross charge-offs	$(3,957)	(6,958)	(9,845)	(14,615)	(7,486)	(2,221)	(19,207)	$(64,289)
Consumer and other
Pass	$186,643	$15,993	$13,581	$18,383	$26,195	$13,206	$397,323	$671,324
Special Mention	—	—	—	—	—	—	—	—
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	423	—	10	15	—	—	20	468
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer and other	$187,066	$15,993	$13,591	$18,398	$26,195	$13,206	$397,343	$671,792
Current period gross charge-offs	$(165)	(350)	(129)	(25)	(2,987)	(1,454)	(5,105)	$(10,215)
Total loans
Pass	$11,120,870	$5,043,919	$3,391,792	$6,130,946	$3,164,383	$2,104,954	$7,514,077	$38,470,941
Special Mention	117,433	40,665	64,231	54,495	60,704	38,858	119,827	496,213
Substandard (1)	15,369	2,761	1,235	1,389	15,793	875	16,065	53,487
Substandard-nonaccrual	52,348	6,080	23,025	15,390	14,376	17,204	4,938	133,361
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total loans	$11,306,020	$5,093,425	$3,480,283	$6,202,220	$3,255,256	$2,161,891	$7,654,907	$39,154,002
Current period gross charge-offs	$(4,122)	$(8,032)	$(11,259)	$(15,029)	$(27,671)	$(4,060)	$(24,826)	$(94,999)

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial real estate- owner occupied
Pass	$759,519	$771,996	$1,064,314	$784,688	$432,886	$439,607	$67,023	$4,320,033
Special Mention	16,638	—	14,231	3,192	9,582	5,032	—	48,675
Substandard (1)	599	3,983	900	337	59	198	—	6,076
Substandard-nonaccrual	3,944	5,393	—	1,003	1,780	1,627	—	13,747
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - owner occupied	$780,700	$781,372	$1,079,445	$789,220	$444,307	$446,464	$67,023	$4,388,531
Prior period gross write-offs	$—	(3,308)	(4,480)	(1,522)	—	(94)	—	$(9,404)

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial real estate- non-owner occupied
Pass	$1,273,096	$862,747	$3,040,361	$1,789,729	$474,094	$449,924	$124,971	$8,014,922
Special Mention	5,970	—	31,783	29,828	1,525	1,827	—	70,933
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	—	4,627	114	38,456	—	1,066	—	44,263
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial real estate - non-owner occupied	$1,279,066	$867,374	$3,072,258	$1,858,013	$475,619	$452,817	$124,971	$8,130,118
Prior period gross write-offs	$(1,347)	(9,331)	—	(2,000)	—	—	—	$(12,678)
Consumer real estate – mortgage
Pass	$397,681	$487,027	$879,118	$972,489	$397,775	$428,832	$1,312,971	$4,875,893
Special Mention	—	—	—	367	—	—	—	367
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	395	6,146	6,918	6,588	1,810	14,720	1,645	38,222
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer real estate – mortgage	$398,076	$493,173	$886,036	$979,444	$399,585	$443,552	$1,314,616	$4,914,482
Prior period gross write-offs	$—	(166)	(533)	(148)	(42)	(83)	(126)	$(1,098)
Construction and land development
Pass	$1,052,892	$586,930	$1,589,567	$347,539	$7,415	$7,992	$77,014	$3,669,349
Special Mention	2,464	—	—	25,121	—	—	—	27,585
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	475	1,912	—	—	—	—	—	2,387
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Construction and land development	$1,055,831	$588,842	$1,589,567	$372,660	$7,415	$7,992	$77,014	$3,699,321
Prior period gross write-offs	$—	—	—	—	(10)	—	—	$(10)
Commercial and industrial
Pass	$4,334,110	$1,877,507	$1,553,642	$782,366	$223,143	$232,580	$4,441,222	$13,444,570
Special Mention	60,125	99,687	44,986	2,519	714	677	73,126	281,834
Substandard (1)	5,998	2,624	18,843	5	17	8,693	4,658	40,838
Substandard-nonaccrual	2,838	11,226	12,311	19,228	554	767	1,651	48,575
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Commercial and industrial	$4,403,071	$1,991,044	$1,629,782	$804,118	$224,428	$242,717	$4,520,657	$13,815,817
Prior period gross write-offs	$(1,600)	(11,616)	(15,854)	(15,012)	(1,496)	(1,437)	(16,237)	$(63,252)
Consumer and other
Pass	$109,143	$26,333	$27,121	$43,271	$24,089	$663	$306,256	$536,876
Special Mention	—	—	—	—	—	—	—	—
Substandard (1)	—	—	—	—	—	—	—	—
Substandard-nonaccrual	541	—	25	39	—	—	26	631
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total Consumer and other	$109,684	$26,333	$27,146	$43,310	$24,089	$663	$306,282	$537,507
Prior period gross write-offs	$(91)	(717)	(279)	(4,314)	(1,923)	(262)	(5,177)	$(12,763)
Total loans
Pass	$7,926,441	$4,612,540	$8,154,123	$4,720,082	$1,559,402	$1,559,598	$6,329,457	$34,861,643
Special Mention	85,197	99,687	91,000	61,027	11,821	7,536	73,126	429,394
Substandard (1)	6,597	6,607	19,743	342	76	8,891	4,658	46,914
Substandard-nonaccrual	8,193	29,304	19,368	65,314	4,144	18,180	3,322	147,825
Doubtful-nonaccrual	—	—	—	—	—	—	—	—
Total loans	$8,026,428	$4,748,138	$8,284,234	$4,846,765	$1,575,443	$1,594,205	$6,410,563	$35,485,776
Prior period gross write-offs	$(3,038)	$(25,138)	$(21,146)	$(22,996)	$(3,471)	$(1,876)	$(21,540)	$(99,205)
(1) Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Pinnacle Bank's primary regulators for loans classified as substandard, excluding loan modifications made to borrowers experiencing financial difficulty. Potential problem loans, which are not included in nonaccrual loans, amounted to approximately $44.6 million at December 31, 2025, compared to $46.9 million at December 31, 2024.

The table below presents the aging of past due balances by loan segment at December 31, 2025 and 2024 (in thousands):

	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total loans
December 31, 2025
Commercial real estate:
Owner-occupied	$2,904	$530	$8,418	$11,852	$5,203,958	$5,215,810
Non-owner occupied	34,951	—	9,908	44,859	8,096,457	8,141,316
Consumer real estate – mortgage	24,760	3,268	16,765	44,793	5,473,825	5,518,618
Construction and land development	30	1,567	1,704	3,301	3,237,965	3,241,266
Commercial and industrial	15,876	5,739	27,263	48,878	16,316,322	16,365,200
Consumer and other	2,331	1,186	916	4,433	667,359	671,792
Total	$80,852	$12,290	$64,974	$158,116	$38,995,886	$39,154,002
December 31, 2024
Commercial real estate:
Owner-occupied	$7,857	$2,726	$10,089	$20,672	$4,367,859	$4,388,531
Non-owner occupied	1,217	—	39,469	40,686	8,089,432	8,130,118
Consumer real estate – mortgage	19,986	1,621	20,615	42,222	4,872,260	4,914,482
Construction and land development	125	—	1,541	1,666	3,697,655	3,699,321
Commercial and industrial	15,992	8,515	31,077	55,584	13,760,233	13,815,817
Consumer and other	2,592	1,500	1,160	5,252	532,255	537,507
Total	$47,769	$14,362	$103,951	$166,082	$35,319,694	$35,485,776

The following table details the changes in the allowance for credit losses on loans from December 31, 2022 to December 31, 2023 to December 31, 2024 to December 31, 2025 by loan classification and the allocation of allowance for credit losses (in thousands):

	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Consumer real estate - mortgage	Construction and land development	Commercial and industrial	Consumer and other	Total
Allowance for Credit Losses:
Balance at December 31, 2022	$26,617	$40,479	$36,536	$36,114	$144,353	$16,566	$300,665
Charged-off loans	—	—	(883)	(3)	(60,542)	(15,297)	(76,725)
Recovery of previously charged-off loans	76	1,632	2,114	338	15,556	8,403	28,119
Provision for credit losses on loans	1,997	15,576	33,587	2,693	48,845	(1,702)	100,996
Balance at December 31, 2023	$28,690	$57,687	$71,354	$39,142	$148,212	$7,970	$353,055
Initial allowance on loans purchased with credit deterioration	2,815	—	543	—	10,757	—	14,115
Charged-off loans	(9,404)	(12,678)	(1,098)	(10)	(63,252)	(12,763)	(99,205)
Recovery of previously charged-off loans	162	48	1,067	9	13,540	6,114	20,940
Provision for credit losses on loans	14,734	35,597	8,176	(5,521)	65,542	7,061	125,589
Balance at December 31, 2024	$36,997	$80,654	$80,042	$33,620	$174,799	$8,382	$414,494
Charged-off loans	(703)	(17,218)	(2,183)	(391)	(64,289)	(10,215)	(94,999)
Recovery of previously charged-off loans	156	33	941	13	12,265	5,063	18,471
Provision for credit losses on loans	5,856	167	9,394	2,424	77,262	8,471	103,574
Balance at December 31, 2025	$42,306	$63,636	$88,194	$35,666	$200,037	$11,701	$441,540

The adequacy of the allowance for credit losses on loans is reviewed by Pinnacle Financial's management on a quarterly basis. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management's evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay the loan (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The level of the allowance for credit losses on loans maintained by management is believed adequate to absorb all expected future losses inherent in the loan portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.

CECL methodology requires the allowance for credit losses to be measured on a collective basis for pools of loans with similar risk characteristics, and for loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. For commercial real estate, consumer real estate, construction and land development, and commercial and industrial loans, Pinnacle Financial primarily utilizes a probability of default and loss given default modeling approach. These models utilize historical correlations between default and loss experience, loan level attributes, and certain macroeconomic factors as determined through a statistical regression analysis. Segments using this approach incorporate various economic drivers.

Under the model in effect at December 31, 2025, commercial and industrial loans consider gross domestic product (GDP), the consumer credit index and the national unemployment rate, commercial construction loans and commercial real estate loans including nonowner occupied and owner occupied commercial real estate loans consider the national unemployment rate and the commercial property and commercial real estate price indices, construction and land development loans consider the commercial property, consumer credit and home price indices dependent upon their use as residential versus commercial, consumer real estate loans consider the home price index and household debt ratio and other consumer loans consider the national unemployment rate and the household financial obligations ratio.

A third-party provides management with quarterly macroeconomic scenarios, which management evaluates to determine the best estimate of the expected losses. For the consumer and other loan segment, a non-statistical approach based on historical charge off rates is utilized.

Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. The reasonable and supportable period and reversion period are re-evaluated each quarter by Pinnacle Financial and are dependent on the current economic environment among other factors. A reasonable and supportable period of fifteen months was utilized for all loan segments at December 31, 2025 and 2024, followed by a twelve month straight line reversion to long term averages at each measurement date.

The estimated loan losses for all loan segments are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses. These adjustments are based upon quarterly trend assessments in portfolio concentrations, policy exceptions, associate retention, independent loan review results, competition and peer group credit quality trends. The qualitative allowance allocation, as determined by the processes noted above, is increased or decreased for each loan segment based on the assessment of these various qualitative factors.

Loans that do not share similar risk characteristics with the collectively evaluated pools are evaluated on an individual basis and are excluded from the collectively evaluated pools. Individual evaluations are generally performed for loans greater than $1.0 million which have experienced significant credit deterioration. Such loans are evaluated for credit losses based on either discounted cash flows or the fair value of collateral.

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, as of December 31, 2025 and 2024 (in thousands):

	Real Estate	Business Assets	Other	Total
December 31, 2025
Commercial real estate:
Owner-occupied	$11,185	$—	$—	$11,185
Non-owner occupied	50,356	—	—	50,356
Consumer real estate – mortgage	31,446	—	—	31,446
Construction and land development	2,209	—	—	2,209
Commercial and industrial	—	53,926	72	53,998
Consumer and other	—	—	14	14
Total	$95,196	$53,926	$86	$149,208
December 31, 2024
Commercial real estate:
Owner-occupied	$17,486	$—	$—	$17,486
Non-owner occupied	46,745	—	—	46,745
Consumer real estate – mortgage	40,795	—	—	40,795
Construction and land development	2,441	—	—	2,441
Commercial and industrial	—	63,626	752	64,378
Consumer and other	—	—	23	23
Total	$107,467	$63,626	$775	$171,868

The following tables show the amortized cost basis of the loans modified to borrowers experiencing financial difficulty during the years ended December 31, 2025 and 2024, disaggregated by class of loans and type of modification granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty (in thousands):

	December 31, 2025
	Term Extension		Combination[1]
	Total	% of Total Loan Type	Total	% of Total Loan Type	Total
Commercial real estate:
Owner-occupied	$—	—%	$—	—%	$—
Non-owner occupied	—	—%	34,469	0.42%	34,469
Consumer real estate – mortgage	—	—%	—	—%	—
Construction and land development	—	—%	—	—%	—
Commercial and industrial	18,560	0.11%	8,372	0.05%	26,932
Consumer and other	—	—%	—	—%	—
	$18,560		$42,841		$61,401
¹ The combination includes a term extension and payment delay.

December 31, 2025
Financial Effect
Term Extension:
Commercial and industrial	Added a weighted average 0.45 years to the term of the modified loans
Combination:
Non-owner occupied	Added a weighted average 0.49 years to the term and implemented interest only payments until loan maturity
Commercial and industrial	Added a weighted average 1.48 years to the term and implemented interest only payments until loan maturity

December 31, 2024
Combination[2]
	Amortized Cost Basis	% of Total Loan Type	Financial Effect

Commercial real estate:
Owner occupied	$—	—%
Non-owner occupied	—	—%
Consumer real estate – mortgage	—	—%
Construction and land development	—	—%
Commercial and industrial	14,777	0.11%	Reduced the weighted average contractual interest rate by 0.5% and added a weighted average 1.92 years to the term
Consumer and other	—	—%
Total	$14,777
2 The combination includes payment delay, term extension and an interest rate reduction.

During the year ended December 31, 2025, $2.6 million in commercial and industrial loans experienced a payment default subsequent to being granted a modification in the prior twelve months. During the year ended December 31, 2024, no loans experienced a payment default subsequent to being granted a modification in the prior twelve months. Pinnacle Financial charged off $2.2 million of commercial and industrial loans that were previously modified and subsequently defaulted during the year ended December 31, 2025. Pinnacle Financial charged off $2.8 million of owner occupied real estate loans and $10.4 million of non-owner occupied commercial real estate loans that were previously modified and subsequently defaulted during the year ended December 31, 2024.

The table below presents the aging of past due balances as of December 31, 2025 and 2024 of loans made to borrowers experiencing financial difficulty that were modified in the previous twelve months (in thousands):

December 31, 2025	30-59 days past due	60-89 days past due	90 days or more past due	Current	Total modified loans
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$—
Non-owner occupied	34,469	—	—	—	34,469
Consumer real estate – mortgage	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial and industrial	—	—	—	26,932	26,932
Consumer and other	—	—	—	—	—
Total	$34,469	$—	$—	$26,932	$61,401

December 31, 2024	30-59 days past due	60-89 days past due	90 days or more past due	Current	Total modified loans
Commercial real estate:
Owner occupied	$—	$—	$—	$—	$—
Non-owner occupied	—	—	—	—	—
Consumer real estate – mortgage	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial and industrial	—	—	—	14,777	14,777
Consumer and other	—	—	—	—	—
Total	$—	$—	$—	$14,777	$14,777

The table below presents the amortized cost basis of loans on nonaccrual status and loans past due 90 or more days and still accruing interest at December 31, 2025 and 2024. Also presented is the balance of loans on nonaccrual status at December 31, 2025 and 2024 for which there was no related allowance for credit losses recorded (in thousands):

	December 31, 2025			December 31, 2024
	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing	Total nonaccrual loans	Nonaccrual loans with no allowance for credit losses	Loans past due 90 or more days and still accruing
Commercial real estate:
Owner-occupied	$8,803	$2,670	$—	$13,747	$6,614	$—
Non-owner occupied	47,990	13,521	143	44,263	4,152	—
Consumer real estate – mortgage	29,927	—	—	38,222	1,376	23
Construction and land development	2,162	—	—	2,387	319	—
Commercial and industrial	44,011	13,503	2,253	48,575	19,715	2,873
Consumer and other	468	423	474	631	—	619
Total	$133,361	$30,117	$2,870	$147,825	$32,176	$3,515

Pinnacle Financial recognized no interest income through cash payments received on nonaccrual loans during the years ended December 31, 2025, 2024, and 2023. Had these nonaccruing loans been on accruing status, interest income would have been higher by $9.2 million, $9.5 million and $4.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Approximately $31.9 million and $36.3 million of nonaccrual loans as of December 31, 2025 and 2024, respectively, were performing pursuant to their contractual terms at those dates.

At December 31, 2025, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $52.8 million to current directors, executive officers, and their related interests, of which $47.7 million had been drawn upon. At December 31, 2024, Pinnacle Financial had granted loans and other extensions of credit amounting to approximately $39.4 million to directors, executive officers, and their related interests, of which approximately $37.4 million had been drawn upon. All loans to directors, executive officers, and their related interests were performing in accordance with contractual terms at December 31, 2025 and 2024.

Loans Held for Sale

At December 31, 2025, Pinnacle Financial had approximately $5.6 million in commercial loans held for sale compared to $19.7 million at December 31, 2024. These include commercial real estate and apartment loans originated for sale to a third-party as part of a multi-family loan program. Such loans are closed under a pass-through commitment structure wherein Pinnacle Bank's loan commitment to the borrower is the same as the third party's take-out commitment to Pinnacle Bank and the third party purchase typically occurs within thirty days of Pinnacle Bank closing with the borrowers. Also included are commercial loans originated for sale to BHG as part of BHG's alternative financing portfolio as more fully described in Note 2. Equity Method Investment.

At December 31, 2025, Pinnacle Financial had approximately $68.7 million in consumer loans held for sale, excluding mortgage loans, compared to $160.2 million at December 31, 2024. These include consumer loans originated for sale to BHG as part of BHG's alternative financing portfolio as more fully described in Note 2. Equity Method Investment.

At December 31, 2025, Pinnacle Financial had approximately $23.0 million of mortgage loans held-for-sale compared to approximately $15.4 million at December 31, 2024. Total mortgage loan volumes sold during the year ended December 31, 2025 were approximately $635.5 million compared to approximately $760.5 million and $653.9 million for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2025, Pinnacle Financial recognized $7.6 million in gains on the sale of these loans, net of commissions paid, compared to $11.1 million and $6.5 million, respectively, during the years ended December 31, 2024 and 2023. These mortgage loans held-for-sale are originated internally and are primarily to borrowers in Pinnacle Bank's geographic markets. These sales are typically on a mandatory basis to investors that follow conventional government sponsored entities (GSE) and the Department of Housing and Urban Development/U.S. Department of Veterans Affairs (HUD/VA) guidelines.

Each purchaser of a residential mortgage loan held-for-sale has specific guidelines and criteria for sellers of loans and the risk of credit loss with regard to the principal amount of the loans sold is generally transferred to the purchasers upon sale. While the loans are sold without recourse, the purchase agreements require Pinnacle Bank to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. If it is determined that the loans sold were in breach of these representations or warranties, Pinnacle Bank has obligations to either repurchase the loan for the unpaid principal balance and related investor fees or make the purchaser whole for the economic benefits of the loan. As of December 31, 2025, Pinnacle Bank's liability pursuant to the terms of these representations and warranties has been insignificant.

Note 6. Mortgage Servicing Rights

On March 31, 2024, Pinnacle Financial recognized a mortgage servicing asset totaling $11.8 million related to a commercial mortgage loan portfolio. Upon the sale of these commercial loans, the rights to service loans (MSRs) are capitalized and represent the fair value of future net servicing fees from servicing activities associated with these commercial mortgage loans. Pinnacle Financial has elected to account for this class of MSRs under the fair value measurement method. Pinnacle Financial recognizes MSRs upon the sale of commercial mortgage loans to external third parties when it retains the obligation to service the loans. MSRs are included in other assets on the consolidated balance sheets with any subsequent changes in fair value being recognized in other noninterest income. The MSR asset fair value is determined using a discounted cash flow model which incorporates key assumptions such as, prepayment speeds, interest rates, discount rates, and other economic factors.

The following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the years ended December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024
Fair value, beginning of period	$11,854	$—
Initial recognition of servicing asset	—	11,812
Additions from loans sold with servicing retained	582	783
Estimate of changes in fair value due to:
Payoffs, paydowns, and repurchases	(741)	(408)
Changes in valuation inputs or assumptions	(1,254)	(333)
Fair value, end of period	$10,441	$11,854

Note 7.  Premises and Equipment and Lease Commitments

Premises and equipment at December 31, 2025 and 2024 are summarized as follows (in thousands):

	Range of Useful Lives			2025	2024
Land	Not applicable			$42,321	$41,315
Buildings	15 years	-	40 years	132,139	116,349
Leasehold improvements	14 years	-	35 years	115,255	80,212
Furniture and equipment	3 years	-	20 years	215,559	186,436
Construction in process				21,881	57,261
				527,155	481,573
Less: accumulated depreciation and amortization				187,165	170,296
				$339,990	$311,277

Depreciation and amortization expense was approximately $36.8 million, $35.1 million, and $30.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Pinnacle Financial has entered into various operating leases, primarily for office space and branch facilities. The leases are classified as operating or finance leases at commencement. Right-of-use assets representing the right to use the underlying asset and lease liabilities representing the obligation to make future lease payments are recognized on the balance sheet within other assets and other liabilities. These assets and liabilities are estimated based on the present value of future lease payments discounted using Pinnacle Financial's incremental secured borrowing rates as of the commencement date of the lease. Certain lease agreements contain renewal options which are considered in the determination of the lease term if they are deemed reasonably certain to be exercised. Pinnacle Financial has elected not to recognize leases with an original term of less than 12 months on the balance sheet.

During the year ended December 31, 2023, Pinnacle Bank consummated a sale-leaseback transaction pursuant to which it sold a combined 49 properties to two unaffiliated entities for an aggregate cash purchase price of $198.2 million and concurrently agreed to separately lease each of those properties for an initial term of 14.5 years, with two five (5) year renewal options that Pinnacle Bank may exercise to extend the term of any of the leases.

In January 2025, Pinnacle Financial's lease in connection with its previously announced headquarters relocation commenced. The lease has an initial term of 15 years, with two ten (10) year renewal options that Pinnacle Financial may exercise to extend the term of the lease. Fixed assets totaling $39.9 million previously included in construction in process assets as noted above have been reclassified to the leasehold improvements and furniture and equipment assets based on the placed-in-service date of the lease. Upon commencement, Pinnacle Financial recognized approximately $82.0 million in right-of-use assets and $82.1 million in net lease liabilities.

Right-of-use assets and lease liabilities relating to Pinnacle Financial's operating and finance leases are as follows at December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Right-of-use assets:
Operating leases	$361,005	$291,543
Finance leases	6,105	866
Total right-of-use assets	$367,110	$292,409
Lease liabilities:
Operating leases	$376,646	$303,243
Finance leases	7,012	1,761
Total lease liabilities	$383,658	$305,004

The total lease cost related to operating leases and short term leases is recognized on a straight-line basis over the lease term. For finance leases, right-of-use assets are amortized on a straight-line basis over the lease term and interest imputed on the lease liability is recognized using the effective interest method. The components of Pinnacle Financial's total lease cost were as follows for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	For the years ended December 31,
	2025	2024	2023
Operating lease cost	$49,399	$41,248	$30,913
Short-term lease cost	566	415	349
Finance lease cost:
Interest on lease liabilities	252	143	167
Amortization of right-of-use asset	340	226	226
Sublease income	(1,523)	(1,479)	(1,365)
Net lease cost	$49,034	$40,553	$30,290

The weighted average remaining lease term and weighted average discount rate for operating and finance leases at December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term
Operating leases	11.14 years	11.18 years
Finance leases	14.42 years	3.84 years
Weighted average discount rate
Operating leases	4.60%	4.39%
Finance leases	4.90%	7.22%

Cash flows related to operating and finance leases during the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	For the years ended December 31,
	2025	2024	2023
Operating cash flows related to operating leases	$45,459	$38,382	$28,614
Operating cash flows related to finance leases	$252	$143	$167
Financing cash flows related to finance leases	$337	$384	$311

Future undiscounted lease payments for operating and finance leases with initial terms of more than 12 months are as follows at December 31, 2025 (in thousands):

	Operating Leases	Finance Leases
2026	$45,896	$634
2027	45,212	634
2028	44,636	634
2029	43,798	634
2030	43,011	661
Thereafter	270,059	6,669
Total undiscounted lease payments	492,612	9,866
Less: imputed interest	(115,966)	(2,854)
Net lease liabilities	$376,646	$7,012

Note 8.  Deposits

At December 31, 2025, the scheduled maturities of time deposits are as follows (in thousands):

2026	$4,742,636
2027	295,772
2028	24,807
2029	4,853
2030	5,038
Thereafter	—
$5,073,106

At December 31, 2025 and 2024, approximately $2.0 billion and $1.6 billion, respectively, of time deposits had been issued in denominations of $250,000 or greater.

At December 31, 2025 and 2024, Pinnacle Financial had $4.6 million and $2.7 million, respectively, of deposit accounts in overdraft status that have been reclassified to loans on the accompanying consolidated balance sheets.

Note 9.  Federal Home Loan Bank Advances

Pinnacle Bank is a member of the FHLB and as a result, is eligible for advances from the FHLB pursuant to the terms of various borrowing agreements, which assist Pinnacle Bank in the funding of its home mortgage and commercial real estate loan portfolios. Pinnacle Bank has pledged certain qualifying residential mortgage loans and, pursuant to a blanket lien, certain qualifying commercial mortgage loans with an aggregate carrying value of approximately $7.9 billion as collateral under the borrowing agreements with the FHLB.

At December 31, 2025 and 2024, Pinnacle Bank had outstanding advances from the FHLB totaling approximately $1.8 billion and $1.9 billion, respectively. The scheduled maturities of FHLB advances at December 31, 2025 and interest rates are as follows (in thousands):

	Scheduled maturities	Weighted average interest rates(1)
2026	$162,500	4.00%
2027	242,010	4.15%
2028	1,375,000	3.97%
2029	—	—%
2030	—	—%
Thereafter	10	2.75%
	1,779,520
Fair value hedging adjustment	(1,191)
Total Federal Home Loan Bank advances	$1,778,329
Weighted average interest rate		4.00%
(1)Some FHLB advances include variable interest rates and could increase in the future. The table reflects rates in effect as of December 31, 2025.

At December 31, 2025, Pinnacle Bank had accommodations which allow it to borrow from the Federal Reserve Bank of Atlanta's discount window and purchase Federal funds from several of its correspondent banks on an overnight basis at prevailing overnight market rates. These accommodations are subject to various restrictions as to their term and availability, and in most cases, must be repaid within less than a month. At December 31, 2025, Pinnacle Bank had approximately $3.2 billion in borrowing availability with the FHLB, $6.7 billion with the Federal Reserve Bank discount window, and approximately $105.0 million with other correspondent banks with whom Pinnacle Bank has arranged lines of credit. At December 31, 2025, Pinnacle Bank was not carrying any balances with the Federal Reserve Bank discount window or correspondent banks under these arrangements.

Note 10.  Other Borrowings

Pinnacle Financial has twelve wholly-owned subsidiaries that are statutory business trusts created for the exclusive purpose of issuing 30-year capital trust preferred securities and from time to time Pinnacle Financial has entered into certain other subordinated debt agreements. These instruments are outlined below as of December 31, 2025 (in thousands):

Name	Date Established	Maturity	Total Debt Outstanding	Interest Rate at December 31, 2025	Coupon Structure
Trust preferred securities
Pinnacle Statutory Trust I	December 29, 2003	December 30, 2033	$10,310	6.77%	3-month SOFR + 2.80%(1)
Pinnacle Statutory Trust II	September 15, 2005	September 30, 2035	20,619	5.35%	3-month SOFR + 1.40%(1)
Pinnacle Statutory Trust III	September 07, 2006	September 30, 2036	20,619	5.58%	3-month SOFR + 1.65%(1)
Pinnacle Statutory Trust IV	October 31, 2007	September 30, 2037	30,928	6.83%	3-month SOFR + 2.85%(1)
BNC Capital Trust I	April 03, 2003	April 15, 2033	5,155	7.42%	3-month SOFR + 3.25%(1)
BNC Capital Trust II	March 11, 2004	April 07, 2034	6,186	7.02%	3-month SOFR + 2.85%(1)
BNC Capital Trust III	September 23, 2004	September 23, 2034	5,155	6.57%	3-month SOFR + 2.40%(1)
BNC Capital Trust IV	September 27, 2006	December 31, 2036	7,217	5.65%	3-month SOFR + 1.70%(1)
Valley Financial Trust I	June 26, 2003	June 26, 2033	4,124	7.05%	3-month SOFR + 3.10%(1)
Valley Financial Trust II	September 26, 2005	December 15, 2035	7,217	5.47%	3-month SOFR + 1.49%(1)
Valley Financial Trust III	December 15, 2006	January 30, 2037	5,155	5.83%	3-month SOFR + 1.73%(1)
Southcoast Capital Trust III	August 05, 2005	September 30, 2035	10,310	5.45%	3-month SOFR + 1.50%(1)
Subordinated Debt
Pinnacle Financial Subordinated Notes	September 11, 2019	September 15, 2029	300,000	6.76%	3-month SOFR + 3.04%(2)
Debt issuance costs and fair value adjustment			(6,291)
Total subordinated debt and other borrowings			$426,704
(1) Rate transitioned to three month SOFR plus a comparable tenor spread adjustment beginning after July 1, 2023 as three month LIBOR ceased to be published effective July 1, 2023.
(2) Previously was to migrate to three month LIBOR + 2.775%, but migrated to three month SOFR + 3.04% beginning September 15, 2024 through the end of the term as three month LIBOR ceased to be published effective July 1, 2023.
Note 11.  Income Taxes

Income tax expense attributable to continuing operations for each of the years in the three-year period ended December 31, 2025 is as follows (in thousands):

	2025	2024	2023
Current tax expense :
Federal	$201,782	$110,464	$67,711
State	11,661	15,040	11,775
Total current tax expense	213,443	125,504	79,486
Deferred tax expense (benefit):
Federal	(71,811)	(19,550)	67,446
State	(3,619)	199	4,922
Total deferred tax (benefit) expense	(75,430)	(19,351)	72,368
Total income tax expense	$138,013	$106,153	$151,854

Pinnacle Financial did not have pretax income from continuing foreign operations or foreign tax expense for any of the years in the three-year period ended December 31, 2025.

Pinnacle Financial's income tax expense differs from the amounts computed by applying the Federal income tax statutory rate of 21% to income before income taxes. A reconciliation of the differences for each of the years in the three-year period ended December 31, 2025 is as follows (in thousands):

	2025	%	2024	%	2023	%
Income tax expense at statutory rate	$163,775	21.00%	$122,054	21.00%	$149,941	21.00%
State excise tax expense, net of federal tax effect (1) (2) (3)	5,215	0.67%	8,000	1.38%	11,847	1.66%
Tax credits
Low-income housing tax credits, net of amortization and other income tax benefits	(10,251)	(1.31)%	(7,219)	(1.24)%	(4,369)	(0.61)%
Other, net of amortization and other tax benefits	(773)	(0.10)%	(49)	(0.01)%	(360)	(0.05)%
Nontaxable or nondeductible items
Non-deductible executive compensation	5,965	0.76%	5,635	0.97%	5,186	0.73%
Tax-exempt securities	(24,714)	(3.17)%	(22,169)	(3.81)%	(21,663)	(3.03)%
Bank owned life insurance income	(9,941)	(1.27)%	(8,780)	(1.51)%	(4,324)	(0.61)%
Bank owned life insurance surrender	—	—%	—	—%	8,572	1.20%
Non-deductible FDIC assessment	7,432	0.95%	7,103	1.22%	5,361	0.75%
Excess tax benefits associated with equity compensation	(3,839)	(0.49)%	(2,806)	(0.48)%	(208)	(0.03)%
Change in uncertain tax positions	—	—%	3,137	0.54%	475	0.07%
Other	5,377	0.69%	1,422	0.24%	1,233	0.17%
Other adjustments
Other items	(233)	(0.03)%	(175)	(0.04)%	163	0.02%
Income tax expense	$138,013	17.70%	$106,153	18.26%	$151,854	21.27%
(1) At least 50% of the state and local income tax category relates to Tennessee, New York, Florida and California for the year ended December 31, 2025.
(2) At least 50% of the state and local income tax category relates to New York, Florida, New York City, California, North Carolina and Illinois for the year ended December 31, 2024.
(3) At least 50% of the state and local income tax category relates to New York, Florida, California, North Carolina, Wisconsin, New York City and Illinois for the year ended December 31, 2023.

Pinnacle Financial's effective tax rate differs from the Federal income tax rate primarily due to state excise tax expense, investments in bank-qualified tax-exempt municipal securities, tax benefits from Pinnacle Bank's real estate investment trust and municipal investment subsidiaries, and tax benefits associated with share-based compensation and bank owned life insurance offset in part by the limitation on deductibility of meals and entertainment expense, non-deductible FDIC insurance premiums and non-deductible executive compensation.

Income taxes paid, net of refunds for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	2025	2024	2023
Income taxes paid, net of refunds:
Federal	$52,140	$(43,106)	$56,000
State and local
New York	*	2,051	*
Florida	*	1,980	*
New York City	*	1,958	*
Tennessee	*	(6,000)	14,017
Wisconsin	*	*	5,516
Other states	24,989	12,569	24,248
Total income taxes paid, net of refunds	$77,129	$(30,548)	$99,781

* Jurisdiction below the 5% threshold for total taxes paid, net of refunds for the period presented.

The components of deferred income taxes included in other assets in the accompanying consolidated balance sheets at December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Deferred tax assets:
Allowance for credit losses	$105,913	$99,002
Loans	5,415	4,463
Insurance	818	878
Accrued liability for supplemental retirement agreements	6,228	6,611
Restricted stock and stock options	8,424	8,255
Securities	28,356	44,504
Cash flow hedges	9,920	8,772
FHLB related assets	143	64
Lease liability	94,685	76,426
Other real estate owned	26	—
Net federal operating loss carryforward and credits	36,019	9,621
Annual incentive compensation	28,757	20,473
Partnership interests	106,952	33,747
Allowance for off balance sheet credit exposures	4,035	3,117
Tax credit investments	6,154	2,601
FDIC special assessment	800	6,254
Accrued expenses	2,132	1,465
Other deferred tax assets	2,444	2,426
Total deferred tax assets	447,221	328,679

Deferred tax liabilities:
Depreciation and amortization	18,546	20,438
Core deposit and other intangible assets	4,510	5,193
REIT dividends	2,305	2,247
Mortgage servicing rights	2,610	2,963
Equity method investment	—	18
Right-of-use assets and other leasing transactions	91,777	72,886
Leases	111,232	83,810
Subordinated debt	1,174	1,293
Prepaids	1,867	1,611
Other deferred tax liabilities	2,122	2,748
Total deferred tax liabilities	236,143	193,207
Net deferred tax assets	$211,078	$135,472

At December 31, 2025, the Company had federal and state loss carryforwards resulting from acquisitions of approximately $3.8 million that expire at various dates from 2028 to 2034.

ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods.

A reconciliation of the beginning and ending unrecognized tax benefit related to state uncertain tax positions for each of the years in the three-year period ended December 31, 2025 is as follows (in thousands):

	2025	2024	2023
Balance at January 1,	$10,127	$8,806	$15,752
Increases due to tax positions taken during the current year	—	140	642
Increases due to tax positions taken during a prior year	101	3,831	—
Decreases due to the lapse of the statute of limitations during the current year	(68)	(1,750)	(1,340)
Decreases due to settlements with the taxing authorities during the current year	(2,334)	(900)	(6,248)
Balance at December 31,	$7,826	$10,127	$8,806

Pinnacle Financial's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. For the year ended December 31, 2025, Pinnacle Financial recognized no interest and penalties related to income tax matters. Pinnacle Financial recognized $41,000, and $80,000 in interest and penalties related to income tax matters for the years ended December 31, 2024 and 2023, respectively.

Note 12.  Commitments and Contingent Liabilities

In the normal course of business, Pinnacle Financial has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial customers that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. At December 31, 2025, these commitments amounted to $18.0 billion, of which approximately $1.9 billion is related to home equity lines of credit compared to $15.0 billion of commitments, of which approximately $1.9 billion were related to home equity lines of credit at December 31, 2024.

Standby letters of credit are generally issued on behalf of an applicant (customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from Pinnacle Financial under certain prescribed circumstances. Subsequently, Pinnacle Financial would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit. At December 31, 2025 and 2024, these commitments amounted to $601.5 million and $387.3 million, respectively.

Pinnacle Financial typically follows the same credit policies and underwriting practices when making these commitments as it does for on-balance sheet instruments. Each customer's creditworthiness is typically evaluated on a case-by-case basis and the amount of collateral obtained, if any, is based on management's credit evaluation of the customer. Collateral held varies but may include cash, real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property.

The contractual amounts of these commitments are not reflected in the consolidated financial statements and only amounts drawn upon would be reflected in the future. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should Pinnacle Bank's customers default on their resulting obligation to Pinnacle Bank, the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those commitments. At December 31, 2025 and 2024, Pinnacle Financial had accrued reserves of $16.1 million and $12.5 million, respectively, for the inherent risks associated with these off-balance sheet commitments. The provision for credit losses related to these unfunded commitments increased $3.6 million during the year ended December 31, 2025 as compared to a $5.0 million decrease during the year ended December 31, 2024 and a $7.5 million decrease during the year ended December 31, 2023.

Pinnacle Financial and its subsidiaries are subject to various legal proceedings, claims, and disputes that arise in the ordinary course of its business. Additionally, in the ordinary course of business, Pinnacle Financial and its subsidiaries are subject to regulatory and governmental examinations, information gathering requests, inquiries, and investigations. Pinnacle Financial, like many other financial institutions, has been the target of legal actions and other proceedings asserting claims for damages and related relief for losses. These actions include, but are not limited to, claims and counterclaims asserted by individual borrowers related to their loans, allegations of violations of state and federal laws, and regulations relating to banking practices, including putative class action matters. In addition to actual damages, if Pinnacle Financial does not prevail in such asserted legal actions, credit-related litigation could result in additional write-downs or charge-offs of assets, which could adversely affect Pinnacle Financial's results of operations during the period in which the write-down or charge-off were to occur.

At least quarterly, Pinnacle Financial carefully examines and considers each legal matter using then available information, and, in those situations where Pinnacle Financial determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Pinnacle Financial establishes an appropriate accrual. An event is considered to be probable if the future event is likely to occur. In the absence of a determination that a loss contingency is both probable and reasonably estimable, no accrual is made. Once established, accruals are adjusted to reflect developments related to these matters. While the final outcome of any legal proceeding is inherently uncertain, based on the information available, advice of counsel, and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of December 31, 2025 are adequate.

In addition, where Pinnacle Financial determines that there is a reasonable possibility of a loss in respect of legal matters, Pinnacle Financial considers whether it is able to estimate the total reasonably possible loss or range of loss. Under GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely,” and an event is “remote” if the “chance of the future event or events occurring is slight." In many situations, Pinnacle Financial may be unable to estimate reasonably possible losses due to the difficulty of predicting outcomes of legal matters and the preliminary nature of the legal matters, as well as a variety of other factors and uncertainties. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this range does not represent our maximum loss exposure. For those legal matters where Pinnacle Financial is able to estimate a range of reasonably possible losses, management estimated the aggregate range as of December 31, 2025 was from zero to $10 million in excess of the amounts accrued, if any, related to those matters. This estimated aggregate range was based upon information available to Pinnacle Financial as of December 31, 2025, and the actual losses could prove to be lower or higher. As there are further developments in these legal matters, Pinnacle Financial will reassess these matters, and the estimated range of reasonably possible losses may change as a result of this assessment. Based on Pinnacle Financial's current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Pinnacle Financial's consolidated financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved and the large or indeterminate damages sought in some of these matters, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Pinnacle Financial's results of operations or financial condition for any particular period.
Any estimate or determination relating to the future resolution of litigation, regulatory or governmental examinations, information gathering requests, inquiries, investigations, or similar matters is inherently uncertain and involves significant judgment. This is particularly true in the early stages of a legal matter, when legal issues and facts have not been well articulated, reviewed, analyzed, and vetted through discovery, preparation for trial or hearings, substantive and productive mediation or settlement discussions, or other actions. It is also particularly true with respect to class action and similar claims involving multiple defendants, matters with complex procedural requirements or substantive issues or novel legal theories, and examinations, investigations, and other actions conducted or brought by regulatory and governmental agencies, in which the normal adjudicative process is not applicable. Accordingly, Pinnacle Financial usually is unable to determine whether a favorable or unfavorable outcome is remote, reasonably likely, or probable, or to estimate the amount or range of a probable or reasonably likely loss, until relatively late in the course of a legal matter, sometimes not until a number of years have elapsed. Accordingly, our judgments and estimates relating to claims will change from time to time in light of developments, and actual outcomes will differ from its estimates. These differences may be material.
Pinnacle Financial intends to vigorously pursue all available defenses to these legal matters but will also consider other alternatives, including settlement, in situations where there is an opportunity to resolve such legal matters on terms that Pinnacle Financial considers to be favorable, including in light of the continued expense and distraction of defending such legal matters. Pinnacle Financial maintains insurance coverage, which may be available to cover legal fees, or potential losses that might be incurred in connection with such legal matters. The above-noted estimated range of reasonably possible losses does not take into consideration insurance coverage which may or may not be available for the respective legal matters.

Note 13.  Salary Deferral Plans

At December 31, 2025, Pinnacle Financial had a 401(k) retirement plan (the "401k Plan") covering all employees who elected to participate, subject to certain eligibility requirements. At December 31, 2025, the 401(k) Plan allowed employees to defer up to 50% of their salary subject to regulatory limitations with Pinnacle Financial matching 100% of the first 4% of employee self-directed contributions during 2025, 2024 and 2023. Pinnacle Financial's expense associated with the matching component of the 401k plan for each of the years in the three-year period ended December 31, 2025 was approximately $18.7 million, $16.2 million and $15.3 million, respectively, and is included in the accompanying consolidated statements of operations in salaries and employee benefits expense.

Pinnacle Financial has assumed supplemental retirement plans for certain directors and executive officers of banks which Pinnacle Financial has acquired. At December 31, 2025 and 2024, respectively, Pinnacle Financial had recorded $26.6 million and $27.7 million of liabilities on its balance sheet associated with these supplemental executive retirement plans. A portion of these assumed plans were fully funded with Rabbi Trusts whose balances at December 31, 2025 totaled $18.1 million. At December 31, 2025, the remaining amounts that are not yet funded are included in other liabilities in the accompanying consolidated balance sheets.

Note 14.  Equity Compensation

On January 2, 2026, Pinnacle Financial completed the Merger with Synovus. Note 24. Subsequent Event contains additional disclosure relevant to the impact of the Merger on awards outstanding under the equity compensation plans of Pinnacle Financial as of consummation of the Merger. This footnote contains information as of and for the year ended December 31, 2025 prior to completion of the Merger. Pinnacle Financial's Second Amended and Restated 2018 Omnibus Equity Incentive Plan (the "2018 Plan") permits Pinnacle Financial to reissue outstanding awards that are subsequently forfeited, settled in cash, withheld by Pinnacle Financial to cover withholding taxes or expire unexercised and returned to the 2018 Plan. At December 31, 2025, there were approximately 1.4 million shares available for issuance under the 2018 Plan. The 2018 Plan was assumed by New Pinnacle effective upon consummation of the Merger.

Common Stock Options

Upon the acquisition of CapitalMark Bank & Trust (CapitalMark), Pinnacle Financial assumed approximately 858,000 stock options under the CapitalMark Option Plan. No further shares remain available for issuance under the CapitalMark Option Plan. At December 31, 2025, there are no remaining options outstanding under any equity incentive plan of Pinnacle Financial including those that were granted under the CapitalMark Option Plan.

A summary of stock option activity within the equity incentive plans during the year ended December 31, 2023 and information regarding expected vesting, contractual terms remaining, intrinsic values and other matters was as follows:

	Number	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000's)
Outstanding at December 31, 2022	40,188	$25.00
Granted	—	—
Stock options exercised	(40,188)	25.00
Forfeited	—	—
Outstanding at December 31, 2023	—	$—
.

During 2023, the aggregate intrinsic value of stock options exercised under Pinnacle Financial's equity incentive plans was $1.6 million determined using the quoted price of Pinnacle Financial common stock as of the date of option exercise.

There have been no options granted by Pinnacle Financial since 2008. All stock option awards granted by Pinnacle Financial were fully vested during 2013. Stock options granted under the CapitalMark Plan were fully vested at the time of acquisition. As such, there was no impact on the results of operations for stock-based compensation related to stock options for any year in the three-year period ended December 31, 2025, except for the tax impact recorded as a component of income tax expense upon exercise of any then outstanding options.

Restricted Shares

A summary of activity for unvested restricted share awards for the years ended December 31, 2025, 2024, and 2023 follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2022	675,611	$78.53
Shares awarded	269,025	71.84
Restrictions lapsed and shares released to team members/directors	(206,956)	73.17
Shares forfeited	(34,281)	75.84
Unvested at December 31, 2023	703,399	$77.68
Shares awarded	261,731	86.84
Restrictions lapsed and shares released to team members/directors	(229,056)	73.03
Shares forfeited	(30,140)	80.19
Unvested at December 31, 2024	705,934	$82.48

	Number	Grant Date Weighted-Average Cost
Shares awarded	188,508	116.00
Restrictions lapsed and shares released to team members/directors	(232,204)	79.24
Shares forfeited	(32,971)	90.20
Unvested at December 31, 2025	629,267	$93.32

Pinnacle Financial grants restricted share awards to team members and outside directors with time-based vesting criteria. The following tables outline restricted stock grants that were made by grant year, grouped by similar vesting criteria, during the three-year period ended December 31, 2025. The table below reflects the life-to-date activity for these awards as of December 31, 2025:

Grant year	Group (1)	Vesting period in years	Shares awarded	Restrictions lapsed and shares released to participants	Shares withheld for taxes by participants	Shares forfeited by participants (4)	Shares unvested
Time Based Awards
2023	Team members (2)	5	258,185	64,592	29,123	34,603	129,867
2024	Team members (2)	5	251,841	32,749	14,783	18,661	185,648
2025	Team members (2)	5	182,199	226	131	6,879	174,963
Outside Director Awards (3)
2023	Outside directors	1	10,840	9,167	1,673	—	—
2024	Outside directors	1	9,890	9,890	—	—	—
2025	Outside directors	1	6,309	—	—	—	6,309
(1)Groups include employees (referred to as team members above) and outside directors. When the restricted shares were awarded, a participant received voting rights and forfeitable dividend rights with respect to the shares, but was not able to transfer the shares until the restrictions lapsed. Once the restrictions lapse, the participant is taxed on the value of the award and may elect to sell some shares (or have Pinnacle Financial withhold some shares) to pay the applicable income taxes associated with the award. Alternatively, the recipient can pay the withholding taxes in cash. For time-based vesting restricted share awards, dividends paid on shares for which the forfeiture restrictions did not lapse will be recouped by Pinnacle Financial at the time of termination. For awards to Pinnacle Financial's directors, dividends were placed into escrow until the forfeiture restrictions on such shares lapsed.
(2)The forfeiture restrictions on these restricted share awards were originally scheduled to lapse in equal annual installments on the anniversary date of the grant. The restrictions on these shares lapsed as of the Effective Time of the Merger.
(3)Restricted share awards are issued to the outside members of the board of directors in accordance with their board compensation plan. Restrictions on the restricted shares awarded in 2025 were originally scheduled to lapse on March 1, 2026 based on each individual board member meeting attendance goals for the various board and board committee meetings to which each member was scheduled to attend. The restrictions on these shares lapsed as of the Effective Time of the Merger.
(4)These shares represent forfeitures resulting from recipients whose employment or board membership was terminated during the life-to-date period ended December 31, 2025. Any dividends paid on shares for which the forfeiture restrictions did not lapse were recouped by Pinnacle Financial at the time of termination or were distributed from escrow, as applicable.

Compensation expense associated with the time-based vesting restricted share awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award.

Restricted Stock Unit Awards

A summary of activity for unvested restricted stock unit awards for the years ended December 31, 2025, 2024, and 2023 follows:

	Number	Grant Date Weighted-Average Cost
Unvested at December 31, 2022	73,983	$88.21
Restricted stock units awarded	70,716	70.25
Restrictions lapsed and underlying shares released to team members	(34,465)	83.75
Restricted stock units forfeited	(7,357)	78.83
Unvested at December 31, 2023	102,877	$78.03
Restricted stock units awarded	57,612	83.87
Restrictions lapsed and underlying shares released to team members	(49,280)	78.54
Restricted stock units forfeited	(1,239)	80.23
Unvested at December 31, 2024	109,970	$80.84
Restricted stock units awarded	321,515	100.23
Restrictions lapsed and underlying shares released to team members	(51,625)	82.93
Restricted stock units forfeited	(3,998)	89.47
Unvested at December 31, 2025	375,862	$97.05

Pinnacle Financial grants restricted stock units to its Named Executive Officers (NEOs) and leadership team members with time-based vesting criteria. Compensation expense associated with time-based vesting restricted stock unit awards is recognized over the time period that the restrictions associated with the awards lapse on a straight-line basis based on the total cost of the award. The following table outlines restricted stock unit grants that were made, grouped by similar vesting criteria, during the three-year period ended December 31, 2025. The table reflects the life-to-date activity as of December 31, 2025 for these awards:

Grant year	Vesting period in years	Shares awarded(2)	Restrictions lapsed and shares released to participants	Shares withheld for taxes by participants	Shares forfeited by participants (1)	Shares unvested
2023	3	70,716	30,504	14,501	5,500	20,211
2024	3	57,612	12,747	6,746	2,873	35,246
2025	3	321,515	28	11	1,071	320,405
(1)These shares represent forfeitures resulting from recipients whose employment was terminated during the life-to-date period ended December 31, 2025. Dividend equivalents are held in escrow for award recipients for dividends paid prior to the forfeiture restrictions lapsing. Such dividend equivalents were not released from escrow for the portion of an award that was forfeited.
(2)Outstanding RSUs granted in 2023 and 2024 and 38,564 of the outstanding RSUs granted in 2025 vested as of the Effective Time of the Merger.

Performance Stock Unit Awards

The following table details the performance stock unit awards outstanding at December 31, 2025:

Grant year	Units Awarded				Applicable performance periods associated with each tranche (fiscal year)	Service period per tranche (in years)	Subsequent holding period per tranche (in years)	Period in which units to be settled into shares of common stock (2)
	Named Executive Officers (NEOs) (1)			Leadership Team other than NEOs
2025	50,887	—	122,123	41,005	2025-2027	0	0	2028
2024	80,211	—	192,499	53,710	2024-2026	0	0	2027
2023	103,136	—	247,515	61,673	2023-2025	0	0	2026

(1)The NEOs were awarded a range of awards that generally could be earned based on attainment of goals between a target level of performance and a maximum level of performance.
(2)Performance stock unit awards granted in or after 2023, if earned, were originally scheduled to be settled in shares of Pinnacle Financial common stock in the period noted in the table, if the performance criterion included in the applicable performance unit award agreement are met. At the Effective Time of the Merger, all then outstanding performance units became fully vested at the maximum payout level.

During the years ended December 31, 2025, 2024 and 2023, the restrictions associated with 480,036, 435,863 and 112,561 performance stock unit awards, respectively, granted in prior years lapsed, based on the terms of the applicable award agreement and approval by Pinnacle Financial's Human Resources and Compensation Committee, and were settled into shares of Pinnacle Financial common stock with 180,471, 158,112 and 39,139 shares, respectively, being withheld to pay the taxes associated with the settlement of those shares.

Additionally, during the year ended December 31, 2025, no performance stock unit awards were forfeited. During the years ended 2024 and 2023, 43,177 and 9,967 shares granted in prior years were forfeited due to the failure to reach performance targets as defined in the associated performance stock unit award agreements.

A summary of stock compensation expense, net of the impact of income taxes, related to restricted share awards, restricted stock unit awards and performance stock unit awards for each year in the three-year period ended December 31, 2025, follows (in thousands):

	2025	2024	2023

Restricted stock expense	$43,626	$40,934	$41,879
Income tax benefit (1)	10,907	10,234	10,470
Restricted stock expense, net of income tax benefit	$32,719	$30,700	$31,409
(1) Income tax benefit shown at statutory tax rate for each period presented. A portion of the restricted stock expense associated with awards to NEOs may be disallowed based on Federal income tax regulations.

As of December 31, 2025, compensation cost related to unvested restricted share awards, restricted stock unit awards and performance stock unit awards not yet recognized was $95.5 million. At December 31, 2025, this expense was expected to be recognized over a weighted-average period of 1.94 years.

Note 15.  Derivative Instruments

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship.

Pinnacle Financial's derivative instruments with certain counterparties contain legally enforceable netting that allow multiple transactions to be settled into a single amount. The fair value hedge and interest rate swaps (swaps) assets and liabilities are presented at gross fair value before the application of bilateral collateral and master netting agreements, but after the initial margin posting and daily variation margin payments made with central clearinghouse organizations. Total fair value hedge and swaps assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of December 31, 2025 and 2024. The resulting net fair value hedge and swaps asset and liability fair values are included in other assets and other liabilities, respectively, on the consolidated balance sheets. The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument.

Non-hedge derivatives

For derivatives not designated as hedges, the gain or loss is recognized in current period earnings. Pinnacle Financial enters into swaps to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle Financial enters into offsetting positions in order to minimize the risk to Pinnacle Financial. These swaps qualify as derivatives, but are not designated as hedging instruments. The income statement impact of the offsetting positions is limited to changes in the reserve for counterparty credit risk. A summary of Pinnacle Financial's interest rate swaps to facilitate customer transactions as of December 31, 2025 and 2024 is included in the following table (in thousands):

	December 31, 2025		December 31, 2024
	Notional Amount	Estimated Fair Value (1)	Notional Amount	Estimated Fair Value (1)
Interest rate swap agreements:
Assets	$3,212,643	$39,798	$2,633,014	$62,494
Liabilities	3,212,643	(40,263)	2,633,014	(63,225)
Total non-hedging derivatives	$6,425,286	$(465)	$5,266,028	$(731)
(1) The variation margin payments for derivatives cleared through central clearing houses are characterized as settlements. At December 31, 2025 and 2024, there were no interest rate swap agreements designated as non-hedge derivatives cleared through clearing houses.

The effects of Pinnacle Financial's interest rate swaps to facilitate customers' transactions on the income statement during the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Year ended December 31,
		2025	2024	2023
Interest rate swap agreements	Other noninterest income	$258	$5	$(308)

On June 28, 2024, Pinnacle Financial executed a credit default swap (CDS) with a counterparty with a notional amount of $86.5 million. The CDS notional amount is equal to 5% of a reference pool of $1.7 billion in first lien consumer real estate - mortgage loans whereby the counterparty will assume the first loss position for these loans up to approximately $86.5 million in aggregate losses. Pinnacle Financial will pay to the counterparty an annual loss protection fee equal to 7.95% of the corresponding notional amount of the CDS for as long as the loans in the reference pool remain outstanding. The notional amount of the CDS will decline over time as the loans in the reference portfolio are paid down, mature or the counterparty absorbs the first loss portion of losses on those loans. On December 22, 2025, Pinnacle Financial executed a CDS with a notional amount of $80.0 million. The CDS notional amount is equal to 12.5% of a reference pool of commercial subscription lines of credit whereby the counterparty will assume first loss position for these loans up to approximately $80.0 million in aggregate losses. Pinnacle Financial will pay to the counterparty an annual loss protection fee equal to 4.94% of the corresponding notional amount until the scheduled termination date of December 22, 2030, subject to early termination criteria not being met. The notional amount of the CDS will fluctuate until the replenishment date, December 22, 2028, subject to early termination criteria not being met, at which time the reference pool will decline over time. Each CDS qualifies as a derivative, but is not designated as a hedging instrument. A summary of Pinnacle Financial's CDS agreements as of December 31, 2025 and 2024 is included in the following table (in thousands):

	December 31, 2025		December 31, 2024
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Credit default swap	$153,480	$(77)	$81,993	$185

The effects of Pinnacle Financial's CDS agreements on the income statement during the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Year ended December 31,
		2025	2024	2023
Credit default swap	Other noninterest income	(262)	185	—

Derivatives designated as cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. Pinnacle Financial uses forward cash flow hedge relationships in an effort to manage future interest rate exposure. The hedging strategy converts the SOFR-based variable interest rate on forecasted borrowings to a fixed interest rate and is used in an effort to protect Pinnacle Financial from floating interest rate variability. During the year ended December 31, 2025, Pinnacle Financial paid $35.6 million to purchase interest rate floors with notional amounts of $3.8 billion to mitigate the impact of changing rates on SOFR-based variable rate loans. The floors have effective start dates ranging from the third quarter of 2026 to the fourth quarter of 2027. Pinnacle Financial also paid $41.2 million during the year ended December 31, 2025 to purchase interest rate caps with notional amounts totaling $4.3 billion to mitigate the impact of changing deposit rates of federal fund-based deposit accounts. The caps have effective start dates ranging from the first quarter of 2026 to the fourth quarter of 2026. A summary of Pinnacle Financial's cash flow hedge relationships as of December 31, 2025 and 2024 is as follows (in thousands):

					December 31, 2025		December 31, 2024
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Receive Rate	Pay Rate	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset derivatives
Interest rate floor - loans	Other assets	3.80	2.00%-4.50% minus USD-Term SOFR 1M	N/A	$4,625,000	$37,701	$875,000	$15,566
Interest rate collar - loans	Other assets	1.84	4.25%-4.75% minus USD-Term SOFR 1M	USD-Term SOFR 1M minus 6.75%-7.00%	$875,000	$19,609	$875,000	$17,252
Interest rate cap - deposits	Other assets	2.88	N/A	3.25%-4.00% minus USD-Federal Funds	4,250,000	25,379	—	—
					$9,750,000	$82,689	$1,750,000	$32,818

The effects of Pinnacle Financial's cash flow hedge relationships net of tax on the statement of comprehensive income (loss) during the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Amount of Loss Recognized in Other Comprehensive Income
	Years ended December 31,
	2025	2024	2023
Asset derivatives
Interest rate floors, collars and caps	$(3,445)	$(19,902)	$(7,414)

The cash flow hedges were determined to be highly effective during the periods presented and as a result qualified for hedge accounting treatment. If a hedge were deemed to be ineffective, the amount included in accumulated other comprehensive income (loss) would be reclassified into a line item within the statement of income that impacts operating results. A hedging relationship is no longer considered to be effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or Pinnacle Financial discontinues hedge accounting. There were no gains on cash flow hedges reclassified from accumulated other comprehensive income (loss) into the statement of income for the year ended December 31, 2025 and no unrealized gains, net of tax, remaining to be reclassified from accumulated other comprehensive income (loss) into net income as of December 31, 2025. Gains on cash flow hedges totaling $9.0 million and $9.7 million, net of tax, were reclassified from accumulated other comprehensive income (loss) into loan interest income during the years ended December 31, 2024 and 2023, respectively.

Derivatives designated as fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. Pinnacle Financial utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable securities available-for-sale. The hedging strategy on securities converts the fixed interest rates to variable interest rates based on SOFR or federal funds rates. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the call dates of the hedged securities. Pinnacle Financial also utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on FHLB advances. During 2024, Pinnacle Financial entered into a portfolio layer method fair value hedge with a notional amount of $300 million. Under the portfolio layer method, the hedged item is designated as a hedged layer of a closed portfolio of available-for-sale securities that is anticipated to remain outstanding throughout the hedge period ending September 1, 2026.

A summary of Pinnacle Financial's fair value hedge relationships as of December 31, 2025 and 2024 is as follows (in thousands):

					December 31, 2025		December 31, 2024
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value (1)	Notional Amount	Estimated Fair Value (1)
Asset derivatives
Interest rate swaps - securities	Other assets	9.83	3.39%	Federal Funds/SOFR	$3,165,471	$47,584	$3,198,426	$67,064
Liability derivatives
Interest rate swaps - borrowings	Other liabilities	1.73	SOFR	3.37%	1,175,000	(1,191)	1,175,000	(21,428)
Total fair value derivatives					$4,340,471	$46,393	$4,373,426	$45,636
(1) The variation margin payments for derivatives cleared through central clearing houses are characterized as settlements. At December 31, 2025 and 2024, the notional amount of fair value derivatives hedges cleared through clearing houses is $3.1 billion and $3.0 billion with a fair value that approximates zero due to $52.5 million and $72.7 million in variation margin payments.

Under Pinnacle Financial's outstanding fair value hedges, notional amounts totaling $181.4 million as of December 31, 2025 receive a variable rate of interest based on the daily compounded federal funds rate and notional amounts totaling $4.2 billion as of December 31, 2025 receive a variable rate of interest based on the daily compounded SOFR.

The effects of Pinnacle Financial's fair value hedge relationships on the income statement during the years end December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income
		Year ended December 31,
Securities		2025	2024	2023
Interest rate swaps	Interest income on securities	$(19,480)	$25,356	$(14,348)
Securities available-for-sale	Interest income on securities	$19,480	$(25,356)	$14,348
FHLB advances
Interest rate swaps - FHLB advances	Interest expense on FHLB advances and other borrowings	$20,237	$(23,426)	$1,998
FHLB advances	Interest expense on FHLB advances and other borrowings	$(20,237)	$23,426	$(1,998)

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at December 31, 2025 and 2024 (in thousands):

	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Line item on the balance sheet
Securities available-for-sale	$3,700,726	$3,905,016	$(47,584)	$(67,064)
FHLB advances	$1,173,809	$1,196,428	$(1,191)	$(21,428)

During the years ended December 31, 2025, 2024 and 2023 amortization expense totaling $187,000, $329,000 and $645,000, respectively, related to previously terminated fair value hedges was recognized as a reduction to interest income on loans.
In April 2022, interest rates swaps designated as fair value hedges with notional amounts totaling $164.3 million and market values totaling $14.3 million were terminated. Approximately $986,000 in gains were recognized at the time of termination and the remaining $4.3 million will be accreted as additional interest income on the previously hedged available-for-sale mortgage backed and municipal securities over the same period as existing purchase discounts or premiums on these securities.

Note 16.  Employment Contracts

At December 31, 2025, Pinnacle Financial had entered into, and subsequently amended employment agreements with four of its senior executives: the President and Chief Executive Officer, the Chairman of the Board, the Chairman of the Carolinas and Virginia and the Chief Financial Officer. These agreements, as amended, automatically renewed each year on January 1 for an additional year unless any of the parties to the agreements gave notice of intent not to renew the agreement prior to November 30th of the preceding year, in which case the agreement terminated 30 days later. The agreements specified that in certain defined "Terminating Events," Pinnacle Financial would be obligated to pay each of the four senior executives certain amounts, which varied according to the

Terminating Event, which amounts were based on their annual salaries and bonuses. These Terminating Events included termination for disability, cause, without cause and other events. The agreement with the Chairman of the Carolinas and Virginia also provided for the payment of certain deferred benefits under his prior employment agreement with BNC upon termination of his employment with Pinnacle Financial. At December 31, 2025, Pinnacle Financial had also entered into a change of control agreement with its Chief Credit Officer providing her with certain benefits if her employment was terminated under certain scenarios within twelve months of a change in control. At December 31, 2025, this agreement automatically renewed each year on January 1 unless a party to the agreement notified the other parties of intent not to renew the agreement prior to November 30th of the preceding year, in which case the agreement terminated 30 days later.

Note 17.  Related Party Transactions

See Note 5. Loans and Allowance for Credit Losses, concerning loans and other extensions of credit to certain directors, officers, and their related entities and individuals, Note 13. Salary Deferral Plans regarding supplemental retirement agreement obligations to certain directors who were formerly directors or employees of acquired banks and Note 2. Equity Method Investment regarding related parties associated with the investment.

Note 18.  Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement.  Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.

Valuation Hierarchy

FASB ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Assets

Securities available-for-sale – Where quoted prices are available for identical securities in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government securities and certain other financial products. If quoted market prices are not available, then fair values are estimated by using pricing models that use observable inputs or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation and more complex pricing models or discounted cash flows are used, securities are classified within Level 3 of the valuation hierarchy.

Other investments – Included in other investments are investments recorded at fair value primarily in certain nonpublic investments and funds. The valuation of these nonpublic investments requires management judgment due to the absence of observable quoted market prices, inherent lack of liquidity and the long-term nature of such assets. These investments are valued initially based upon transaction price. The carrying values of other investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through financial reports provided by the portfolio managers of the investments. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies and changes in market outlook and the third-party financing environment over time. In determining valuation adjustments resulting from the investment review process, emphasis is placed on current company performance and market conditions. These investments are included in Level 3 of the valuation hierarchy if the entities and funds are not widely traded and the underlying investments are in privately-held and/or start-up companies for which market values are not readily available. Certain investments in funds for which the underlying assets of the fund represent publicly traded investments are included in Level 2 of the valuation hierarchy.

Mortgage Servicing Rights – On March 31, 2024, Pinnacle Financial recognized a mortgage servicing asset totaling $11.8 million related to a commercial mortgage loan portfolio. Upon the sale of these commercial loans, the MSRs are capitalized and represent the fair value of future net servicing fees from servicing activities associated with these commercial mortgage loans. Pinnacle Financial has elected to account for this class of MSRs under the fair value measurement method. Fair value for MSRs is determined utilizing a discounted cash flow model which calculates the fair value of each servicing right based on the present value of the expected cash flows from servicing revenues less servicing costs of the portfolio. The valuation of MSRs uses assumptions market participants would use in determining fair value, including prepayment speeds, interest rates, discount rates and other economic factors, which are considered significant unobservable inputs. Due to the nature of the inputs used in the valuation, MSRs are classified within Level 3 of the valuation hierarchy.

Other assets – Included in other assets are certain assets carried at fair value, including interest rate swap agreements to facilitate customer transactions, interest rate swap agreements designated as fair value hedges, interest rate caps, collars and floors designated as cash flow hedges and interest rate locks associated with the mortgage loan pipeline. The fair value of interest rate swap agreements is based on Pinnacle Financial's pricing models that utilize observable market inputs. The fair value of the cash flow hedge agreements is determined by calculating the difference between the discounted fixed rate cash flows and the discounted variable rate cash flows. The fair value of the mortgage loan pipeline is based upon the projected sales price of the underlying loans, taking into account market interest rates and other market factors at the measurement date, net of the projected fallout rate. Pinnacle Financial reflects these assets within Level 2 of the valuation hierarchy as these assets are valued using similar transactions that occur in the market.

Collateral dependent loans – Collateral dependent loans are measured at the fair value of the collateral securing the loan less estimated selling costs. The fair value of real estate collateral is determined based on real estate appraisals which are generally based on recent sales of comparable properties which are then adjusted for property specific factors. Non-real estate collateral is valued based on various sources, including third party asset valuations and internally determined values based on cost adjusted for depreciation and other judgmentally determined discount factors. Collateral dependent loans are classified within Level 3 of the hierarchy due to the unobservable inputs used in determining their fair value such as collateral values and the borrower's underlying financial condition.

Other real estate owned – Other real estate owned (OREO) represents real estate foreclosed upon by Pinnacle Bank through loan defaults by customers or acquired by deed in lieu of foreclosure. Upon Pinnacle Bank's acquisition of OREO, the property is recorded at the lower of cost or fair value, based on appraised value, less selling costs estimated as of the date acquired with any loss recognized as a charge-off through the allowance for credit losses. Additional OREO losses for subsequent valuation downward adjustments are determined on a specific property basis and are included as a component of noninterest expense along with holding costs. Any gains or losses realized at the time of disposal are also reflected in noninterest expense, as applicable. OREO is included in Level 3 of the valuation hierarchy due to the lack of observable market inputs into the determination of fair value as appraisal values are property-specific and sensitive to the changes in the overall economic environment.

Liabilities

Other liabilities – Pinnacle Financial has certain liabilities carried at fair value including certain interest rate swap agreements to facilitate customer transactions, interest rate swaps designated as fair value hedges, interest rate caps, collars and floors designated as cash flow hedges and interest rate locks associated with the funding for its mortgage loan originations. The fair value of these liabilities is based on Pinnacle Financial's pricing models that utilize observable market inputs and is reflected within Level 2 of the valuation hierarchy.

The following tables present the financial instruments carried at fair value on a recurring basis as of December 31, 2025 and 2024, by caption on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
December 31, 2025
Investment securities available-for-sale:
U.S. Treasury securities	$1,586,111	$1,586,111	$—	$—
U.S. Government agency securities	194,905	—	194,905	—
Mortgage-backed securities	2,794,060	—	2,794,060	—
State and municipal securities	1,708,584	—	1,708,584	—
Corporate notes and other	283,023	—	283,023	—
Total investment securities available-for-sale	6,566,683	1,586,111	4,980,572	—
Other investments	253,385	—	22,857	230,528
Mortgage servicing rights	10,441	—	—	10,441
Other assets	209,542	—	209,542	—
Total assets at fair value	$7,040,051	$1,586,111	$5,212,971	$240,969

Other liabilities	$80,211	$—	$80,211	$—
Total liabilities at fair value	$80,211	$—	$80,211	$—

December 31, 2024
Investment securities available-for-sale:
U.S. Treasury securities	$1,405,478	$1,405,478	$—	$—
U.S. Government agency securities	214,066	—	214,066	—
Mortgage-backed securities	1,962,359	—	1,962,359	—
State and municipal securities	1,506,557	—	1,506,222	335
Asset-backed securities	45,338	—	45,338	—
Corporate notes and other	448,571	—	435,682	12,889
Total investment securities available-for-sale	5,582,369	1,405,478	4,163,667	13,224
Other investments	198,721	—	22,170	176,551
Mortgage servicing rights	11,854	—	—	11,854
Other assets	177,100	—	177,100	—
Total assets at fair value	$5,970,044	$1,405,478	$4,362,937	$201,629

Other liabilities	$98,311	$—	$98,311	$—
Total liabilities at fair value	$98,311	$—	$98,311	$—

The following table presents assets measured at fair value on a nonrecurring basis as of December 31, 2025 and 2024 (in thousands):

December 31, 2025	Total carrying value in the consolidated balance sheet	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
Other real estate owned	$8,053	$—	$—	$8,053
Collateral dependent loans (1)	79,973	—	—	79,973
Total	$88,026	$—	$—	$88,026

December 31, 2024
Other real estate owned	$1,278	$—	$—	$1,278
Collateral dependent loans (1)	84,273	—	—	84,273
Total	$85,551	$—	$—	$85,551
(1)The carrying values of collateral dependent loans at December 31, 2025 and 2024 are net of valuation allowances of $31.9 million and $54.7 million, respectively.

In the case of the investment securities portfolio, Pinnacle Financial monitors the portfolio to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. During the year ended December 31, 2025, one AFS security with a carrying value of $11.3 million previously classified as Level 3 was transferred to Level 2 due to unobservable inputs becoming insignificant. For the years ended December 31, 2025 and 2024, U.S. Treasury securities were reclassified from Level 2 to Level 1 securities. During the year ended December 31, 2024 one AFS security with a carrying value of $12.8 million previously classified as Level 2 was transferred to Level 3 due to unobservable inputs becoming significant.

The table below includes a rollforward of the balance sheet amounts for the years ended December 31, 2025 and December 31, 2024, (including the change in fair value) for financial instruments classified by Pinnacle Financial within Level 3 of the valuation hierarchy measured at fair value on a recurring basis including changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the year ended December 31,
	2025			2024
	Available-for-sale Securities	Other investments	Mortgage Servicing Rights	Available-for-sale Securities	Other investments	Mortgage Servicing Rights
Fair value, Jan. 1	$13,224	$176,551	$11,854	$479	$157,140	$—
Total net realized gains (losses) included in income	54	12,997	(1,413)	52	3,153	11,854
Change in unrealized gains/losses included in other comprehensive income (loss)	(1,599)	—	—	17	—	—
Transfers into Level 3	—	—	—	12,841	—	—
Purchases	—	49,164	—	—	32,538	—
Issuances	—	—	—	—	—	—
Settlements	(339)	(8,184)	—	(165)	(16,280)	—
Transfers out of Level 3	(11,340)		—	—	—	—
Fair value, Dec. 31	$—	$230,528	$10,441	$13,224	$176,551	$11,854
Total net realized gains (losses) included in income	$54	$12,997	$(1,413)	$52	$3,153	$11,854

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of Pinnacle Financial's financial instruments at December 31, 2025 and 2024. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash, cash equivalents, interest-bearing due from banks and restricted cash, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity (in thousands).

	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
December 31, 2025
Financial assets:
Securities purchased with agreement to resell	$96,395	$96,398	$—	$—	$96,398
Securities held-to-maturity	2,590,524	2,409,492	19,633	2,389,859	—
Loans, net	38,712,462	38,288,277	—	—	38,288,277
Consumer loans held-for-sale	91,713	92,170	—	92,170	—
Commercial loans held-for-sale	5,647	5,675	—	5,675	—
Financial liabilities:
Deposits and securities sold under agreements to repurchase	47,712,969	46,734,853	—	—	46,734,853
Federal Home Loan Bank advances	1,778,329	1,802,443	—	—	1,802,443
Subordinated debt and other borrowings	426,704	429,699	—	—	429,699

	Carrying/ Notional Amount	Estimated Fair Value (1)	Quoted market prices in an active market (Level 1)	Models with significant observable market parameters (Level 2)	Models with significant unobservable market parameters (Level 3)
December 31, 2024
Financial assets:
Securities purchased with agreement to resell	$66,449	$66,451	$—	$—	$66,451
Securities held-to-maturity	2,798,899	2,560,252	18,887	2,541,365	—
Loans, net	35,071,282	34,440,683	—	—	34,440,683
Consumer loans held-for-sale	175,627	175,838	—	175,838	—
Commercial loans held-for-sale	19,700	19,724	—	19,724	—
Financial liabilities:
Deposits and securities sold under agreements to repurchase	43,073,236	42,190,235	—	—	42,190,235
Federal Home Loan Bank advances	1,874,134	1,874,588	—	—	1,874,588
Subordinated debt and other borrowings	425,821	431,996	—	—	431,996
(1)Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 19.  Variable Interest Entities

Under ASC 810, Pinnacle Financial is deemed to be the primary beneficiary and required to consolidate a variable interest entity (VIE) if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810 requires continual reconsideration of conclusions reached regarding which interest holder is a VIE's primary beneficiary and disclosures surrounding those VIE's which have not been consolidated. The consolidation methodology provided in this footnote as of December 31, 2025 and 2024 has been prepared in accordance with ASC 810.

Non-consolidated Variable Interest Entities

At December 31, 2025, Pinnacle Financial did not have any consolidated VIEs to disclose but did have the following non-consolidated VIEs: low income housing partnerships, other tax credit investments, trust preferred issuances, special purpose entities and managed discretionary trusts.

Since 2003, Pinnacle Financial has made equity investments as a limited partner in various partnerships that sponsor affordable housing projects. The purpose of these investments is to achieve a satisfactory return on capital and to support Pinnacle Financial's community reinvestment initiatives. The activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants generally within Pinnacle Financial's primary geographic region.

Pinnacle Financial has invested in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to assist Pinnacle Bank in achieving its strategic plan associated with the Community Reinvestment Act and to achieve a satisfactory return on capital. The primary activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity.

Pinnacle Financial is a limited partner in each LIHTC limited partnership. Each limited partnership is managed by an unrelated third party general partner who exercises full control over the affairs of the limited partnership. The general partner has all the rights, powers and authority granted or permitted to be granted to a general partner of a limited partnership. Except for limited rights granted to the limited partner(s), the limited partner(s) may not participate in the operation, management, or control of the limited partnership’s business, transact any business in the limited partnership’s name or have any power to sign documents for or otherwise bind the limited partnership. In addition, the general partner may only be removed by the limited partner(s) in the event the general partner fails to comply with the terms of the agreement or is negligent in performing its duties.

The partnerships related to affordable housing projects are considered VIEs because Pinnacle Financial, as the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the success of the entity through voting rights or similar rights. While Pinnacle Financial could absorb losses that are significant to these partnerships as it has a risk of loss for its initial capital contributions and funding commitments to each partnership, it is not considered the primary beneficiary of the partnerships as the general partners whose managerial functions give them the power to direct the activities that most significantly impact the partnerships' economic performance and who are exposed to all losses beyond Pinnacle Financial's initial capital contributions and funding commitments are considered the primary beneficiaries.

Pinnacle Financial makes equity investments as a limited partner or non-managing member in entities that receive New Markets Tax Credits, historic tax credits and renewable energy tax credits. The purpose of these investments is to achieve a satisfactory return on investment and/or to support Pinnacle Financial's community reinvestment initiatives. These entities are considered VIEs as Pinnacle Financial as the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the success of the entity through voting rights or similar rights.

Pinnacle Financial (or companies it has acquired) has previously issued subordinated debt totaling $133.0 million to certain statutory trusts which are considered VIEs because Pinnacle Financial's capital contributions to these trusts are not considered "at risk" in evaluating whether the holders of the equity investments at risk in the trusts have the power through voting rights or similar rights to direct the activities that most significantly impact the entities' economic performance. These trusts were not consolidated by Pinnacle Financial because the holders of the securities issued by the trusts absorb a majority of expected losses and residual returns.

During the year ended December 31, 2025, Pinnacle Financial entered into an agreement whereby Pinnacle Bank agreed to sell certain commercial real estate loans, subject to identification based on the underwriting criteria in the agreement, to an unaffiliated special purpose entity (SPE). The sale of the loans, which will occur over the course of up to one year, is to be partially funded through a loan from a subsidiary of Pinnacle Bank to the SPE with Pinnacle Bank retaining servicing rights to the loans sold. The entity is considered a VIE since the loan to the SPE is a variable interest but Pinnacle Bank is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact the VIE's performance and does not expect to absorb significant losses related to the loan to the SPE or receive significant benefits from the servicing rights. As such, the SPE is not consolidated by Pinnacle Financial. Pinnacle Financial's maximum loss exposure to the SPE is limited to the outstanding balance of the loan to the SPE. As of December 31, 2025, the loan to the SPE had no outstanding balance and no loans had been sold from Pinnacle Bank to the SPE.

Pinnacle Financial serves as manager over certain discretionary trusts, for which it makes investment decisions on behalf of the trusts' beneficiaries in return for a management fee. The trusts meet the definition of a VIE since the holders of the equity investments at risk do not have the power through voting rights or similar rights to direct the activities that most significantly impact the entities' economic performance. However, since the management fees Pinnacle Financial receives are not considered variable interests in the trusts as all of the requirements related to permitted levels of decision maker fees are met, such VIEs are not consolidated by Pinnacle Financial because it cannot be the trusts' primary beneficiary. Pinnacle Financial has no contractual requirements to provide financial support to the trusts.

The following table summarizes VIEs that are not consolidated by Pinnacle Financial as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025		December 31, 2024
Type	Maximum Loss Exposure	Liability Recognized	Maximum Loss Exposure	Liability Recognized	Classification
Low income housing partnerships	$414,578	$—	$324,239	$—	Other Assets
Other tax credit investments	100,162	—	27,711	—	Other Assets
Trust preferred issuances	N/A	132,995	N/A	132,995	Subordinated Debt
Special purpose entities	—	—	—	—	Loans
Managed discretionary trusts	N/A	N/A	N/A	N/A	N/A

Note 20.  Regulatory Matters

Pursuant to Tennessee banking law, Pinnacle Bank may not, without the prior consent of the Commissioner of the Tennessee Department of Financial Institutions (TDFI), pay any dividends to Pinnacle Financial in a calendar year in excess of the total of Pinnacle Bank's retained net income for that year plus the retained net income for the preceding two years. Additionally, approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Pinnacle Bank to fall below specified minimum levels. Under Tennessee corporate law, Pinnacle Financial was not at December 31, 2025 permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if it were dissolving. In deciding whether or not to declare a dividend of any particular size, Pinnacle Financial's board of directors must consider its and Pinnacle Bank's current and prospective capital, liquidity and other needs. In addition to state law limitations on Pinnacle Financial's ability to pay dividends at December 31, 2025, the Federal Reserve imposed limitations on Pinnacle Financial's ability to pay dividends. Federal Reserve regulations limit dividends, stock repurchases and discretionary bonuses to executive officers if Pinnacle Financial's regulatory capital is below the level of regulatory minimums plus the applicable 2.5% capital conservation buffer.

In addition, the Federal Reserve has issued supervisory guidance advising bank holding companies to eliminate, defer or reduce dividends paid on common stock and other forms of Tier 1 capital where the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, the company’s prospective rate of earnings retention is not consistent with the company’s capital needs and overall current and prospective financial condition or the company will not meet, or is in danger of not meeting, minimum regulatory capital adequacy ratios. Recent supplements to this guidance reiterate the need for bank holding companies to inform their applicable reserve bank sufficiently in advance of the proposed payment of a dividend in certain circumstances.

During the year ended December 31, 2025, Pinnacle Bank paid $321.7 million in dividends to Pinnacle Financial. As of December 31, 2025, Pinnacle Bank could pay approximately $1.3 billion of additional dividends to Pinnacle Financial without prior approval of the Commissioner of the TDFI. Since the fourth quarter of 2013, Pinnacle Financial has paid a quarterly common stock dividend. The board of directors of Pinnacle Financial has increased the dividend amount per share over time. The most recent increase occurred on January 21, 2025, when the board of directors increased the dividend to $0.24 per common share from $0.22 per common share. During the second quarter of 2020, Pinnacle Financial successfully issued 9.0 million depositary shares, each representing a 1/40th fractional interest in a share of Series B noncumulative, perpetual preferred stock (the "Series B Preferred Stock") in a registered public offering to both retail and institutional investors. Beginning in the third quarter of 2020, Pinnacle Financial began paying a quarterly dividend of $16.88 per share (or $0.422 per depositary share), on the Series B Preferred Stock. See Note 24. Subsequent Event for additional disclosure regarding the impact of the Merger on Pinnacle Financial's common stock and Series B Preferred Stock and related depositary shares.

At December 31, 2025, Pinnacle Financial and Pinnacle Bank were subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Pinnacle Financial and Pinnacle Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Pinnacle Financial's and Pinnacle Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Pinnacle Financial and Pinnacle Bank periodically evaluate risk weightings and may enter into transactions or undertake procedures that may reduce risk weightings, such as entering into CDS agreements on pools of loans, as more fully described in Note 15. Derivative Instruments, or implementing enhanced control processes with respect to certain commercial loans, as Pinnacle Financial did in the second quarter of 2024, which permitted recharacterization of the loans, each of which reduced risk weighted assets of both Pinnacle Financial and Pinnacle Bank.

Quantitative measures established by regulation to ensure capital adequacy require Pinnacle Financial and its banking subsidiary to maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets and Tier 1 capital to average assets.

As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, each of Pinnacle Bank and Pinnacle Financial elected to delay the estimated impact on regulatory capital of Pinnacle Financial's and Pinnacle Bank's adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which was effective January 1, 2020. The initial impact of adoption of ASU 2016-13, as well as 25% of the quarterly changes in the allowance for credit losses subsequent to adoption of ASU 2016-13 (collectively the “transition adjustments”), was delayed until December 31, 2021. As of January 1, 2022, the cumulative amount of the transition adjustments became fixed and were phased out of the regulatory capital calculations evenly over a three year period, with 75% recognized in 2022, 50% recognized in 2023 and 25% recognized in 2024. Beginning on January 1, 2025, the temporary regulatory capital benefits were fully reversed.

Management believes, as of December 31, 2025, that Pinnacle Financial and Pinnacle Bank met all capital adequacy requirements to which they are subject. To be categorized as well-capitalized under applicable banking regulations, Pinnacle Bank must maintain certain total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the following table and not be subject to a written agreement, order or directive to maintain a higher capital level. The capital conservation buffer is not included in the required ratios of the table presented below. Pinnacle Financial's and Pinnacle Bank's actual capital amounts and resulting ratios, not including the applicable 2.5% capital conservation buffer, are presented in the following table (in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Total capital to risk weighted assets:
Pinnacle Financial	$6,032,591	13.0%	$3,722,143	8.0%	$4,652,678	10.0%
Pinnacle Bank	$5,619,509	12.1%	$3,718,622	8.0%	$4,648,277	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$5,277,683	11.3%	$2,791,607	6.0%	$2,791,607	6.0%
Pinnacle Bank	$5,173,602	11.1%	$2,788,966	6.0%	$3,718,622	8.0%
Common equity Tier 1 capital:
Pinnacle Financial	$5,060,434	10.9%	$2,093,705	4.5%	N/A	N/A
Pinnacle Bank	$5,173,479	11.1%	$2,091,725	4.5%	$3,021,380	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$5,277,683	9.6%	$2,206,150	4.0%	N/A	N/A
Pinnacle Bank	$5,173,602	9.4%	$2,203,157	4.0%	$2,753,946	5.0%
December 31, 2024
Total capital to risk weighted assets:
Pinnacle Financial	$5,515,492	13.1%	$3,358,116	8.0%	$4,197,645	10.0%
Pinnacle Bank	$5,246,472	12.5%	$3,352,352	8.0%	$4,190,440	10.0%
Tier 1 capital to risk weighted assets:
Pinnacle Financial	$4,751,357	11.3%	$2,518,587	6.0%	$2,518,587	6.0%
Pinnacle Bank	$4,851,336	11.6%	$2,514,264	6.0%	$3,352,352	8.0%
Common equity Tier 1 capital:
Pinnacle Financial	$4,534,108	10.8%	$1,888,940	4.5%	N/A	N/A
Pinnacle Bank	$4,851,213	11.6%	$1,885,698	4.5%	$2,723,786	6.5%
Tier 1 capital to average assets (*):
Pinnacle Financial	$4,751,357	9.6%	$1,989,495	4.0%	N/A	N/A
Pinnacle Bank	$4,851,336	9.8%	$1,984,252	4.0%	$2,480,315	5.0%
(1) Well-capitalized minimum common equity Tier 1 capital to risk weighted assets and Tier 1 capital to average assets are not formally defined under applicable banking regulations for bank holding companies.
(*) Average assets for the above calculations were based on the most recent quarter.

Note 21.  Other Noninterest Income and Expense

Other noninterest income and expense totals are more fully detailed in the following tables (in thousands). Any components of these totals exceeding 1% of the aggregate of total net interest income and total noninterest income for any of the years presented, as well as amounts Pinnacle Financial elected to present, are stated separately.

	Years ended December 31,
	2025	2024	2023
Other noninterest income:
Interchange and other consumer fees	$82,981	$77,893	$69,709
Bank-owned life insurance	45,482	39,700	15,797
Loan swap fees	8,443	7,750	7,851
SBA loan sales	4,768	5,745	3,983
Income from other equity investments	11,442	17,112	8,732
Other noninterest income	32,144	44,328	26,886
Total other noninterest income	$185,260	$192,528	$132,958

Other noninterest expense:
Deposit related expenses	$61,225	$68,901	$78,757
Lending related expenses	67,599	60,598	50,109
Wealth management related expenses	4,262	3,465	2,934
Audit, exam and insurance expense	12,286	11,194	10,887
Prepayment penalties	—	27,570	—
Administrative and other expenses	27,081	31,018	31,812
Total other noninterest expense	$172,453	$202,746	$174,499

Note 22.  Parent Company Only Financial Information

The following information presents the condensed balance sheets, statements of operations, and cash flows of Pinnacle Financial as of December 31, 2025 and 2024 and for each of the years in the three-year period ended December 31, 2025 (in thousands):

CONDENSED BALANCE SHEETS

	2025	2024
Assets:
Cash and cash equivalents	$462,411	$235,047
Investments in bank subsidiary	6,929,789	6,517,369
Investments in consolidated subsidiaries	17,509	16,779
Investment in unconsolidated subsidiaries:
Statutory Trusts	3,995	3,995
Other investments	95,931	71,067
Other assets	81,474	32,567
	$7,591,109	$6,876,824
Liabilities and shareholders' equity:
Subordinated debt and other borrowings	426,704	425,821
Other liabilities	120,690	19,122
Shareholders' equity	7,043,715	6,431,881
	$7,591,109	$6,876,824

CONDENSED STATEMENTS OF OPERATIONS

	2025	2024	2023
Revenues:
Dividends received from bank subsidiary	$321,719	$109,917	$106,203
Dividends received from nonbank subsidiaries	258	296	750
Other income	20,340	10,722	12,360
Expenses:
Interest expense	31,912	26,899	23,263
Personnel expense, including stock compensation	43,592	40,934	41,879
Merger-related expenses	9,078	—	—
Other expense	4,346	3,831	3,180
Income before income taxes and equity in undistributed income of subsidiaries	253,389	49,271	50,991
Income tax benefit	(20,306)	(17,422)	(13,547)
Income before equity in undistributed income of subsidiaries	273,695	66,693	64,538
Equity in undistributed income of bank subsidiary	367,467	406,609	496,236
Equity in undistributed income of nonbank subsidiaries	703	1,754	1,378
Net income	$641,865	$475,056	$562,152
Preferred stock dividends	(15,192)	(15,192)	(15,192)
Net income available to common shareholders	$626,673	$459,864	$546,960

CONDENSED STATEMENTS OF CASH FLOWS

	2025	2024	2023
Operating activities:
Net income	$641,865	$475,056	$562,152
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and accretion	883	883	883
Stock-based compensation expense	43,626	40,934	41,879
Increase (decrease) in income tax payable, net	103,223	(117,879)	89,597
Deferred tax expense (benefit)	831	(2,677)	3,014
Excess tax benefit from stock compensation	(3,839)	(2,806)	(208)
Loss (gain) on other investments, net	(9,531)	924	(2,088)
Decrease (increase) in other assets	(49,739)	147,172	(88,227)
Increase in other liabilities	2,184	14,345	1,099
Equity in undistributed income of bank subsidiary	(367,467)	(406,609)	(496,236)
Equity in undistributed income of nonbank subsidiaries	(703)	(1,754)	(1,378)
Net cash provided by operating activities	361,333	147,589	110,487
Investing activities:
Investment in consolidated nonbanking subsidiaries	—	(1,000)	(10,000)
Repayment of investment in consolidated nonbanking subsidiaries	—	—	9,691
Increase in other investments	(15,333)	(4,143)	(8,802)
Net cash used in investing activities	(15,333)	(5,143)	(9,111)

	2025	2024	2023
Financing activities:
Issuance of common stock pursuant to performance-based vesting (PSUs) and time-based vesting (RSUs) restricted stock units, net of shares withheld for taxes and related tax benefit	(21,101)	(14,430)	(3,725)
Exercise of common stock options, net of shares surrendered for taxes	(7,681)	(5,842)	(3,215)
Common dividends paid	(74,662)	(69,014)	(68,737)
Preferred stock dividends paid	(15,192)	(15,192)	(15,192)
Net cash used in financing activities	(118,636)	(104,478)	(90,869)
Net increase in cash	227,364	37,968	10,507
Cash and cash equivalents, beginning of year	235,047	197,079	186,572
Cash and cash equivalents, end of year	$462,411	$235,047	$197,079

Pinnacle Bank is subject to restrictions on the payment of dividends to Pinnacle Financial under Tennessee banking laws. Pinnacle Bank paid dividends of $321.7 million, $109.9 million and $106.2 million, respectively, to Pinnacle Financial in each of the years ended December 31, 2025, 2024 and 2023.

Note 23.  Segment Reporting

At December 31, 2025, Pinnacle Financial operated through a single operating and reporting segment primarily as a bank, although Pinnacle Financial does provide additional non-banking services customary for a financial services institution including investment, insurance, trust and mortgage lending services. At December 31, 2025, the chief operating decision maker (CODM) was comprised of Pinnacle Financial’s senior leadership team which during the year ended and at December 31, 2025 consisted of thirteen individuals including the Chief Executive Officer and Chief Financial Officer. The CODM assessed the performance, allocates resources and makes operating decisions for Pinnacle Financial on a consolidated basis primarily based on Pinnacle Financial’s combined net interest income and noninterest income as well as net income as presented on the same basis as in the accompanying consolidated statement of operations. As Pinnacle Financial’s operations comprised of a single reporting segment at December 31, 2025, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

Note 24.  Subsequent Event

On January 1, 2026, Pinnacle Financial completed the Merger pursuant to the Merger Agreement in which Pinnacle Financial and Synovus each merged with and into New Pinnacle simultaneously, with New Pinnacle continuing as the surviving corporation. In connection with the closing of the Merger, New Pinnacle changed its corporate name to Pinnacle Financial Partners, Inc. Upon completion of the Merger, the separate corporate existence of each of Pinnacle Financial and Synovus ceased, and New Pinnacle became the parent holding company of the combined organization with its headquarters located in Atlanta, Georgia.

Following the Merger, Pinnacle Bank became a member bank of the Federal Reserve System (the “FRS Membership”). Immediately following the effectiveness of the FRS Membership, Pinnacle Bank and Synovus Bank consummated the Bank Merger. Upon the closing of the Bank Merger, the separate corporate existence of Synovus Bank ceased. Pinnacle Bank continues to operate under the name “Pinnacle Bank” and remains headquartered in Nashville, Tennessee.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $1.00 per share, of Pinnacle Financial (“Pinnacle Common Stock”) issued and outstanding immediately prior to the Effective Time (other than certain shares held by Pinnacle Financial or Synovus, in each case as specified in the Merger Agreement) was converted into the right to receive one share of common stock, par value $1.00 per share, of New Pinnacle (“New Pinnacle Common Stock”). All shares of Pinnacle Common Stock converted pursuant to the Merger Agreement ceased to be outstanding and were cancelled and retired at the Effective Time.

At the Effective Time, each share of Pinnacle Financial's Series B Preferred Stock issued and outstanding immediately prior to the Effective Time was automatically converted into the right to receive a share of 6.75% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series C, no par value, of New Pinnacle (“New Pinnacle Series C Preferred Stock”). In addition, at the Effective Time, each outstanding depositary share representing a 1/40th interest in a share of Pinnacle Financial's Series B Preferred Stock (each, a “Pinnacle Depositary Share” and, collectively, the “Pinnacle Depositary Shares”) issued and outstanding immediately prior to the Effective Time was converted into a New Pinnacle depositary share representing a 1/40th interest in a share of New Pinnacle Series C Preferred Stock (each, a “New Pinnacle Series C Depositary Share” and, collectively, the “New Pinnacle Depositary Shares”).

Pursuant to the Merger Agreement, at the Effective Time, each outstanding award of Pinnacle restricted stock vested in full and was converted into the right to receive, without interest and less applicable tax withholdings, a number of shares of New Pinnacle Common Stock equal to the number of shares of Pinnacle Common Stock subject to such Pinnacle restricted stock award immediately prior to the Effective Time, together with a cash payment equal to all dividend equivalents accrued but unpaid as of the Effective Time with respect to such award.

Pursuant to the Merger Agreement, at the Effective Time, each outstanding award of restricted stock units of Pinnacle Financial (a “Pinnacle RSU Award”) granted prior to the date of the Merger Agreement or held by a non-employee member of the Pinnacle Financial board of directors vested in full and was converted into the right to receive, without interest and less applicable tax withholdings, a number of shares of New Pinnacle Common Stock equal to the number of shares of Pinnacle Common Stock subject to such Pinnacle RSU Award immediately prior to the Effective Time, together with a cash payment equal to all dividend equivalents accrued but unpaid as of the Effective Time, payable as soon as practicable following the Closing Date. Each Pinnacle RSU Award granted after the date of the Merger Agreement outstanding immediately prior to the Effective Time was automatically assumed by New Pinnacle and converted into a corresponding award of restricted stock units relating to New Pinnacle Common Stock, with the number of shares of New Pinnacle Common Stock underlying each such award equal to the number of shares of Pinnacle Common Stock subject to the award immediately prior to the Effective Time and otherwise subject to the same terms and conditions as applied immediately prior to the Effective Time.

Pursuant to the Merger Agreement, at the Effective Time, each outstanding award of performance-based vesting restricted stock units of Pinnacle Financial (a “Pinnacle PSU Award”) granted prior to the date of the Merger Agreement vested in full and was converted into the right to receive, without interest and less applicable tax withholdings, a number of shares of New Pinnacle Common Stock equal to the maximum number of shares of Pinnacle Common Stock subject to such Pinnacle PSU Award immediately prior to the Effective Time, rounded up to the nearest whole share, together with a cash payment equal to all dividend equivalents accrued but unpaid as of the Effective Time with respect to the maximum amount of such Pinnacle PSU Award, payable as soon as reasonably practicable following the closing of the Merger and in no event later than the first full payroll date thereafter.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pinnacle Financial maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to Pinnacle Financial's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Pinnacle Financial carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that Pinnacle Financial's disclosure controls and procedures were effective.

Management Report on Internal Control Over Financial Reporting

The report of Pinnacle Financial's management on Pinnacle Financial's internal control over financial reporting begins on page 83 of this Annual Report on Form 10-K. The report of Pinnacle Financial's independent registered public accounting firm on Pinnacle Financial's internal control over financial reporting is set forth on page 86 of this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in Pinnacle Financial's internal control over financial reporting during Pinnacle Financial's fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, Pinnacle Financial's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) and (c) of Regulation S-K.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under this Item 10 is as of December 31, 2025. On January 1, 2026, and pursuant to the Merger Agreement we entered into with Synovus, both we and Synovus merged with and into New Pinnacle simultaneously, with New Pinnacle continuing as the surviving corporation. In connection with the closing of the Merger, New Pinnacle changed its corporate name to Pinnacle Financial Partners, Inc. For additional information regarding certain corporate governance matters of New Pinnacle following the Merger, please refer to the Current Report on Form 8-K filed by New Pinnacle on January 2, 2026.

Executive Officers
The following table and accompanying disclosure provides information regarding our executive officers as of December 31, 2025 and prior to the effectiveness of the Merger on January 1, 2026. In connection with the closing of the Merger, all of our executive officers with the exception of Robert A. McCabe and Charissa D. Sumerlin resigned their offices as executive officers effective January 1, 2026. Mr. McCabe continued as an executive officer but changed roles from Chairman of the Company's Board of Directors (the Board) to Vice Chairman and Chief Banking Officer. Ms. Sumerlin remains our Chief Credit Officer.

Name	Age	Position
M. Terry Turner*	71	President and Chief Executive Officer
Robert A. McCabe, Jr.	75	Chairman of the Board and Chairman of Tennessee
Richard D. Callicutt, II*	67	Chairman of the Carolinas and Virginia
Harold R. Carpenter, Jr.*	66	Chief Financial Officer
Charissa D. Sumerlin	50	Chief Credit Officer
*    In connection with the closing of the Merger, on January 1, 2026, these executive officers resigned their offices.

M. Terry Turner. M. Terry Turner served as President and Chief Executive Officer of the Company from its organization until the Effective Time of the Merger. Mr. Turner was employed by First American Corporation serving in various capacities from 1979 to 1999 including serving as President of the Retail Bank of First American National Bank and President of the Investment Services Group of First American Corporation.

Robert A. McCabe. Robert A. McCabe, Jr. served as the Chairman of the Company from its organization until the Effective Time of the Merger and as Chairman of Tennessee from June 16, 2017 until the Effective Time of the Merger. Mr. McCabe was employed by First American National Bank serving in various capacities from 1976 to 1999, including being appointed vice chairman of First American Corporation from 1994 to 1999. Mr. McCabe became Chief Banking Officer of Pinnacle Bank at the Effective Time of the Merger. He also serves as Vice Chairman of the Board.

Richard D. Callicutt, II. Richard D. Callicutt, II, has served as Chairman of the Carolinas and Virginia since June 16, 2017. Prior to the Company’s acquisition of BNC Bancorp, Inc. (BNC) on June 16, 2017, Mr. Callicutt served as the president and chief executive officer of BNC from June 2013 until June 16, 2017. He was employed by Bank of North Carolina from 1991 until June 16, 2017 and BNC from its organization in 2002 until June 16, 2017.

Harold R. Carpenter. Harold R. Carpenter served as Executive Vice President and Chief Financial Officer of the Company from its organization until the Effective Time of the Merger. Mr. Carpenter was employed by AmSouth Bancorporation from 1999 to 2000 and First American Corporation from 1994 to 1999. Mr. Carpenter is a member of the American Institute of Certified Public Accountants, and was employed by the national accounting firm, KPMG LLP, from 1982 to 1994.

Charissa Sumerlin. Charissa Sumerlin has served as Chief Credit Officer since July 2024. Sumerlin joined the Bank as a credit advisor in 2018 focused primarily on commercial real estate. She then moved into a senior credit officer role for the Bank's Charlotte, North Carolina, and South Carolina markets. Ms. Sumerlin served as the Bank's deputy chief credit officer from 2022 to July 2024, leading projects related to credit rating and risk. She began her career in 2002 at SunTrust Bank in Atlanta and spent the decade before joining Pinnacle at BB&T, where she held various roles including relationship manager, credit advisor, team lead and regional credit officer.

Each executive officer serves at the discretion of the Board and holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal.

Board of Directors and Corporate Governance
The biographies of each member of the Company's Board as of December 31, 2025 appearing below contain information, as required by SEC regulations, regarding the person’s service as a director, business experience, service currently or at any time during the last five years on the boards of other companies that are SEC registered public companies, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the Nominating and Corporate Governance Committee and the Board to determine that the person should serve as a director for the Company.

Abney S. Boxley, III (68)	Lead Independent Director from March 1, 2024 until January 1, 2026 Director since June 16, 2017
Since December 2021, Mr. Boxley has served as chairman of Boxley Ready Mix, a ready mix concrete manufacturer, and Boxley Family, LLC, as well as a consultant to Summit Materials, Inc., a SEC-registered public construction materials company. From January 2021 through his retirement in December 2021, Mr. Boxley served as executive vice president of Summit Materials, and from October 2018 to December 2020, Mr. Boxley served as east region president of Summit Materials. From 1988 to October 2018, Mr. Boxley served as president and chief executive officer of Boxley Materials Company, a construction materials producer. In these positions, Mr. Boxley gained extensive financial management, governance, and strategic analysis experience and has been involved in numerous merger and acquisition activities. His recent experience includes service on two audit committees as well as board oversight in a broad range of business and cultural organizations. Mr. Boxley was a founding director of Valley Financial Corporation (Valley), a SEC registered public bank holding company, and Valley Bank, which BNC acquired in July 2015, and served as chairman of the Valley board and chairman of that board’s executive committee.

Mr. Boxley served as a director of BNC, a SEC registered public bank holding company from July 2015 until June 16, 2017, when the Company acquired BNC. Mr. Boxley has also served as a director of the following entities during the past five years: Carilion Clinic, the Business Council, Roanoke Regional Partnership, the Roanoke Valley Development Foundation, the Virginia Western Community College Educational Foundation and Go Virginia Regional Council, none of which are SEC registered public companies. Since 1994, Mr. Boxley has served on the board of directors of RGC Resources, Inc., a SEC registered public natural gas company, where he serves on the audit committee and the compensation committee, and since March 2018 has served on the board of directors of Insteel Industries, Inc., a SEC registered public steel wire manufacturing company, where he is currently serving as the nominating and governance committee chair. He received his bachelor’s degree in economics from Washington and Lee University and his master’s in business administration from the University of Virginia's Darden School of Business.

Mr. Boxley’s deep understanding of mergers and acquisitions, business development, public company processes and institutional knowledge of the financial services sector made him a valuable member of the Board. As a Virginia native and resident, he also provided the Board with important knowledge of a principal geographic market for the Company.

Charles E. Brock (61)	Director from July 31, 2015 until January 1, 2026
Mr. Brock is the CEO of Brock Partnerships, LLC, which provides consulting services and investment capital for small to medium sized firms in the Southeast. He also serves as the CEO for the Chattanooga Quantum Collaborative, a nonprofit formed to optimize economic and community benefits from the development of quantum technology. From January 2013 until September 2018, Mr. Brock served as chief executive officer of Launch Tennessee, a state-wide initiative to develop programming, capital and other resources for Tennessee entrepreneurs. Additionally, he is a founding partner of Chattanooga Renaissance Fund, Chattanooga’s first angel capital group that is committed to helping fund and mentor startup companies in the region. In 1998, Mr. Brock co-founded Foxmark Media, serving as CEO and growing it into one of the nation’s leading mall advertising companies before selling the company in 2006 to Australian based EYE Corp. Prior to starting Foxmark, Mr. Brock was an organizer and director of CapitalMark Bank & Trust in Chattanooga, which the Company acquired in July 2015. Mr. Brock currently serves on the boards of the Community Foundation of Chattanooga, The Benwood Foundation, Boys & Girls Club of Chattanooga and Outreach Haiti. Mr. Brock earned his bachelor’s degree from the University of the South, where he is a former member of the Board of Trustees. He is a director of Dixie Group, Inc., an SEC-registered public company that manufactures and sells carpets, rugs and hard surface flooring.

During his term as a Board member, Mr. Brock’s extensive and ongoing experience with entrepreneurs and venture capital groups provided the Board with exceptional insight and opportunities for the Company’s primary market of small to medium-sized business and financially successful individuals. As a Chattanooga native and resident, he also provided the Board with important knowledge of a principal geographic market for the Company.

Renda J. Burkhart (71)	Director from June 17, 2015 until January 1, 2026
From June 2022 until her retirement in May 2024, Ms. Burkhart served as Private Client Partner of FORVIS. From September 2021 until it was acquired by FORVIS in June 2022, she served as Managing Partner of Family Office Division of Dixon Hughes Goodman LLP. Previously, Ms. Burkhart was the founder, and from 1982 until it joined Dixon Hughes Goodman LLP in September 2021, President of Burkhart & Company, P.C., a Knoxville-based certified public accounting firm where she focused on developing skilled professionals utilizing leading edge technologies and best in class practice standards to serve complex clients, most notably family offices. Burkhart & Company was synergistically integrated into DHG in 2021, later emerging as Forvis Mazars. Ms. Burkhart also co-founded Concorde Technologies, Inc., which provided integration of information system technologies and vertical market software solutions. She was the company's President through 1996. Before founding Burkhart & Company, Ms. Burkhart worked for an international accounting firm where she specialized in bank taxation.

Ms. Burkhart has served on numerous boards of public and private foundations, non-profit organizations and closely held businesses. She currently chairs the board of University Health System, which comprises the University of Tennessee Medical Center and a regional network of health care providers and joint ventures. Ms. Burkhart is a Certified Public Accountant and member of the American Institute of CPAs. She earned her bachelor's degree from the University of Tennessee.

During her term as a Board member, Ms. Burkhart provided the Board with valuable insight into the Knoxville business and individual markets and her accounting experience and expertise provide strong support to the Executive, Risk, Audit and Trust Committees of the Board of the Company and the Bank. Through her numerous community and professional activities, she had insight into financial markets including banking, investment management, trust and risk management.

Gregory L. Burns (70)	Director since June 17, 2001
Mr. Burns is President of Burns Consulting Group, LLC. Previously he was founder, president and chief executive officer of NeighborMD Management, LLC, a developer and operator of NeighborMD Urgent Care centers, which was started in 2010 and was acquired by Urgent Care Enterprises, a joint venture between Tri-Star Health and Care Spot Express Healthcare on April 12, 2013. Prior to his retirement on February 12, 2009, Mr. Burns served as chairman of the board and chief executive officer for O’Charley’s Inc., then a SEC registered public restaurant company, headquartered in Nashville, Tennessee. Mr. Burns joined O’Charley’s in 1983 as controller, and later held the positions of executive vice president, chief financial officer and president before becoming chief executive officer in February 1994. Prior to joining O’Charley’s, he served as chief financial officer for the Nashville Banner Publishing Company, a newspaper publisher, and a senior accountant for Price Waterhouse.
Mr. Burns currently serves on the Advisory Board of the University of Kentucky Gatton School of Business and in 2021 retired from his position on the board of the Nashville Public Education Foundation where he was past chairman and served for twenty years. His other civic activities have included serving as chair and board member of the Nashville Chapter of the American Cancer Society and the Nashville Sports Council, the board of The Dan and Margaret Maddox charitable fund, and as a board member of the Nashville Ballet, the Music City Bowl, the Vanderbilt Ingram Cancer Center, the Nashville Area Red Cross and the Nashville Symphony. Mr. Burns was also inducted into the University of Kentucky Gatton College of Business and Economics Alumni Hall of Fame in 2000.
Mr. Burns has extensive business experience having served as first the chief financial officer, and then the chairman and chief executive officer of O’Charleys Inc., which at that time was a SEC registered public restaurant company. He has a broad understanding of the financial, operational and strategic issues facing public companies and his accounting and financial expertise add to his qualifications. Mr. Burns was designated as an “audit committee financial expert of the Company” by the Board.

Richard D. Callicutt, II (67)	Director from June 16, 2017 until January 1, 2026
Mr. Callicutt serves as Chairman of the Carolinas and Virginia of the Company and the Bank. Mr. Callicutt served as the president and chief executive officer of BNC from June 2013 until June 16, 2017 when the Company acquired BNC. He was employed by Bank of North Carolina, BNC’s banking subsidiary, from 1991 until June 16, 2017, serving as its president and chief executive officer from June 2013 to June 16, 2017, and BNC from its organization in 2002 until June 16, 2017. He also served as a director of BNC and Bank of North Carolina from 2003 until June 16, 2017. Mr. Callicutt currently serves on the Board of Trustees of High Point University, and as a Board member of the North Carolina Chamber of Commerce.

Mr. Callicutt earned a B.S. degree from High Point University and he has over 30 years of banking experience.

The Board believes that Mr. Callicutt’s extensive executive experience and deep institutional knowledge of all operational aspects of BNC’s business prior to its merger with the Company and his day-to-day experiences serving as the Company’s Chairman of the Carolinas and Virginia made him a valuable contributor to the Board during his term as a Board member.

Thomas C. Farnsworth, III (59)	Director since September 1, 2015
Mr. Farnsworth has spent his entire business career at Farnsworth Investment Company - a real estate development firm - and is its president and owner. Mr. Farnsworth is involved in the development of Harmony Reserve, an active retirement community in Vero Beach, FL and multiple industrial parks and individual buildings in Memphis, TN. Currently, Mr. Farnsworth oversees family-owned aviation interests in New Orleans, LA. In addition to serving on the Board, Mr. Farnsworth serves on the board as a legacy member of the Assisi Foundation of Memphis, and is its vice-chairman, and recently served as chairman of the board, of Memphis Zoo, Inc and chairman of ArtsMemphis. He earned a bachelor’s degree in economics from Southern Methodist University.

Mr. Farnsworth served as a director of Magna Bank from 2004 until its merger with Pinnacle Bank on September 1, 2015.

Mr. Farnsworth’s business experience provides valuable knowledge regarding commercial real estate activities and insight into the Memphis business market.

Glenda Baskin Glover (73)	Director from December 1, 2013 until January 1, 2026
Dr. Glover is a certified public accountant and an attorney. She served as president of Tennessee State University from January 2013 until her retirement in May 2024. From 1994 to 2012, Dr. Glover was the Dean of the College of Business at Jackson State University in Jackson, Miss., where she led the College of Business throughout the accreditation process and spearheaded the implementation of the nation’s first Ph.D. in business at a historically black college and university.
Her other previous roles include serving as chairperson of the Department of Accounting at Howard University, chief financial officer of an engineering firm, tax manager at a major public utility company and accountant with a Big-Four CPA firm.
Dr. Glover has previously served as a corporate board member of three other SEC registered public corporations: Citigroup-Student Loan Corporation, American Learning Corporation and First Guaranty Bancshares. She served as either chair of the audit committee or as a financial expert on each board. From July 2018 to July 2022, Dr. Glover served as International President of Alpha Kappa Alpha Sorority, Incorporated.
She earned her bachelor’s degree from Tennessee State University, an MBA from Clark Atlanta University and completed her doctorate in business at George Washington University. She later completed her law degree from Georgetown University.
During her term as a Board member, Dr. Glover’s experience as a director of other publicly held companies, including other financial institutions, her deep expertise on accounting and corporate governance matters, and her relationships with other leaders in the higher education and African-American communities made her a valuable contributor to the Board.

David B. Ingram (63)	Director since July 5, 2016
Since 1996, Mr. Ingram has served in a variety of positions at Ingram Entertainment Inc., including as chairman and CEO. The company was previously the nation's largest distributor of DVDs and video games, but has wound down its operations due to changes in technology in the delivery of these products. Mr. Ingram also served as chairman of DBI Beverage Inc., an operator of beverage distributorships in nine major markets in California, since he founded that company in February 2002. On September 13, 2019, Mr. Ingram sold DBI Beverage Inc., which was then the second largest beer distributor in the state of California. In 2023, Mr. Ingram formed DBI Next, LLC, which is a family office platform for investments in real estate and operating companies.
Mr. Ingram served as a director of Avenue Financial Holdings, Inc., a SEC registered public bank holding company and Avenue Bank, its wholly owned bank subsidiary, from 2006 until July 1, 2016, when it was acquired by the Company.

Prior to these roles, he served as assistant to the treasurer of Ingram Industries Inc. and as a development officer at Duke University. Mr. Ingram was board chairman for Montgomery Bell Academy for nine years. He is currently a member of the Board of Directors of Vanderbilt University and has been president of The Golf Club of Tennessee since 2008.

Mr. Ingram’s leadership experience and business contacts in the Nashville community make him a valuable member of the Board.

Decosta E. Jenkins (71)	Director since March 1, 2021
Mr. Jenkins is the former president and CEO of Nashville Electric Service (NES), one of the largest public utilities in the United States, from which he retired on June 1, 2022. He joined NES in 1991, serving as a senior vice president and chief financial officer before being appointed to the CEO post in 2004. Prior to that, he spent 11 years at Deloitte working in the audit department for private and public companies.

Mr. Jenkins is a certified public accountant and earned an accounting degree from the University of Tennessee. Mr. Jenkins currently serves on the boards of Blue Cross Blue Shield of Tennessee and HG Hill Realty Company and i3 Verticals, Inc., an SEC-registered public company. In addition, he is a member of the Board of Trustees of the University of Tennessee and a member of the board of the Leadership Nashville Alumni Association. He is the former Chair of the board of the American Public Power Association (APPA), and former chairman of the Community Foundation of Middle Tennessee. Prior to his retirement he served on several local, regional, and national committees addressing civic, energy, and climate issues including the APPA CEO Climate Change and Generation Policy Task Force, and the Tennessee Valley Authority's Customer Planning Council.

Mr. Jenkins is a prominent civic and business leader within the Nashville, TN community with deep financial and operational expertise and experience and the Company believes his knowledge, expertise and experience and long history of community involvement as well as his background in accounting makes him a valuable member of our Board. Mr. Jenkins was designated as an "audit committee financial expert" of the Company by the Board.

Robert A. McCabe, Jr. (75)	Director since February 28, 2000
Mr. McCabe is one of the founders of the Company and an organizer of the Bank. Mr. McCabe served as Chairman of the Board of the Company and the Bank until January 1, 2026, positions he held since the formation of the Company and the Bank. He currently serves as a Vice Chairman of the Board and as New Pinnacle's and the Bank's Chief Banking Officer. Mr. McCabe began his banking career with the former Park National Bank of Knoxville as an officer trainee in 1976 following four years of service in the US Army. McCabe joined First American as an executive vice president of the retail bank of First American in Nashville. In 1991 First American appointed McCabe as a vice chairman of First American Corporation. In March 1999, he was appointed to manage all banking and non-banking operations, a position he held until First American's merger with AmSouth in October 1999. In 2000, he co-founded and became the Chairman of Pinnacle Financial Partners.
Mr. McCabe was appointed to the Nashville Electric Service’s electric power board in 2009 and has previously served as chairman of that board. He is also chairman of National Health Investors of Murfreesboro, Tennessee, a NYSE registered public healthcare real estate investment company. Mr. McCabe has served on six public company boards in his career.

Mr. McCabe has been active in various civic organizations within his community, including Leadership Nashville and Leadership Tennessee. He was named the 2013 laureate of Junior Achievement of Middle Tennessee’s Nashville Business Hall of Fame. Mr. McCabe is a member of the World President's Organization, Chief Executive's Organization and Tennessee Business Leaders Council. He graduated from the University of Tennessee – Knoxville. McCabe has served as chairman of a number of organizations including the Nashville Area Chamber of Commerce, the Nashville Downtown Partnership, Cheekwood Botanical Gardens and Museum of Art, the Middle Tennessee Boy Scout Council, Nashville Symphony and The Ensworth School.

Mr. McCabe’s extensive banking and business development experience and his experience managing the day-to-day operations of all Tennessee banking operations, and company-wide programs for wealth management, capital markets and corporate services provide the Board with knowledge and insight into the Company’s operations. Additionally, his active involvement with the Company since its inception provides the Board with invaluable institutional knowledge and a comprehensive understanding of the Company’s mission.

G. Kennedy Thompson (75)	Director since June 16, 2017
Mr. Thompson served as a principal of Aquiline Capital Partners LLC, a New York based financial services private equity firm, from 2009 until April, 2019, when he retired. Mr. Thompson was president and chief executive officer of Wachovia Corporation (“Wachovia”) from 1999 to 2008. He worked at Wachovia and First Union Corporation for 32 years. Mr. Thompson served in numerous industry leadership positions, including chairman of The Clearing House, chairman of The Financial Services Roundtable, chairman of the Financial Services Forum, and president of the International Monetary Conference. He served on the Federal Advisory Council of the Federal Reserve Board for three years and was president in 2007. Mr. Thompson served on the board of Hewlett-Packard Company, a SEC-registered public technology company, from 2006 until May 24, 2013, and Carolinas Healthcare System. Mr. Thompson currently serves on the boards of Lending Tree, Inc. and Insteel Industries, Inc., both of which are SEC-registered public companies.

Mr. Thompson received a B.A. from the University of North Carolina at Chapel Hill and an M.B.A. from Wake Forest University.

The Board believes that Mr. Thompson’s expertise in analyzing companies in the financial services industry and extensive knowledge of the Company’s industry and its competition and his involvement in community activities in his home state of North Carolina make him a valuable member of the Board.

M. Terry Turner (71)	Director since February 28, 2000
Mr. Turner was one of the founders of the Company and an organizer of the Bank. Mr. Turner served as President and Chief Executive Officer of the Company and the Bank, positions he held from the Company’s and Bank’s organization until January 1, 2026. He currently serves as the Chairman of the Board of New Pinnacle and Pinnacle Bank. Mr. Turner is a graduate of the Georgia Institute of Technology where he received his bachelor’s degree in Industrial Management in 1976. Following his graduation, Mr. Turner worked for Arthur Andersen & Company as a consultant in Atlanta, Georgia, and joined one of his clients, Park National Bank, Knoxville, Tennessee in 1979 where he held various management positions. In 1985, Mr. Turner joined First American National Bank, Nashville, Tennessee, as a result of its acquisition of Park National Bank. Mr. Turner served from January 1994 until November 1998 as President of the General Bank of First American National Bank. From November 1998 until October 1999, he served as President of the Investment Services Group of First American Corporation. Mr. Turner’s banking career at First American in Nashville covered 14 years, and entailed executive level responsibilities for almost all aspects of its banking, trust, and investment operations.
During Mr. Turner’s tenure in Nashville, he has served as chairman of the board of the Nashville Sports Council, chairman of the board of trustees for Brentwood Academy, advisory board chairman for the Salvation Army, vice chairman for the Southern Baptist Foundation, member of the board of trustees of Belmont University, member of the Federal Reserve Bank of Atlanta (Nashville branch), and a member of the board of governors of the Nashville Chamber of Commerce. Mr. Turner is an active member of the Chief Executive’s Organization and the World President’s Organization. He is also a member of numerous local clubs and organizations including Leadership Nashville.
Mr. Turner’s extensive banking experience and his experience managing the day-to-day operations of the Company’s business provide the Board with knowledge and insight into the Company’s operations. Additionally, his active involvement with the Company since its inception provides the Board with invaluable institutional knowledge and a comprehensive understanding of the Company’s mission.

DIRECTOR INDEPENDENCE
On January 21, 2025, the Board, upon recommendation of the Nominating and Corporate Governance Committee, determined that each of the following directors was an “independent director” within the meaning of Nasdaq Listing Rule 5605(a)(2) as of that date:

Abney S. Boxley, III	Charles E. Brock	Renda J. Burkhart
Gregory L. Burns	Thomas C. Farnsworth, III	Glenda Baskin Glover
David B. Ingram	Decosta E. Jenkins	G. Kennedy Thompson

Conversely, M. Terry Turner, Richard D. Callicutt, II and Robert A. McCabe, Jr. were not considered independent at December 31, 2025. As a result, at December 31, 2025, the Company considered 75% of its directorate independent. In determining director independence the Board and the Nominating and Corporate Governance Committee considered the following relationships and transactions:

•Under Nasdaq Listing Rule 5605(a)(2), directors may not be determined to be independent if they are an executive officer or have been employed by a company within the three years preceding the determination of independence. In addition, a director may not be considered independent if the director received more than $120,000 in compensation (other than director fees, certain deferred compensation and retirement payments) from a company for any twelve-month period during the preceding three years. Messrs. Turner, Callicutt and McCabe were executive officers of the Company and the Bank, and accordingly, were not considered independent.

In its independence determination, the Board considered that directors, family members of directors and companies in which they serve as executives or controlling shareholders have various banking relationships, including loans, deposits and trust, insurance or investment services relationships with the Bank and that such services are provided on non-preferential terms generally available to other similarly situated customers. Loans that are made to such persons do not involve, at the time made, more than the normal risk of collectability or present other unfavorable features to the Bank. For more information regarding these loans, see “Certain Relationships and Related Party Transactions” elsewhere in this Annual Report on Form 10-K.

In 2025, the independent directors held four meetings at which only independent directors were present (i.e., “executive sessions”) with the chairman of the Company’s Nominating and Corporate Governance Committee serving as lead independent director (the “Lead Director”) and chairman of such executive sessions. As such, the Lead Director is responsible for communicating any matters resulting from these executive sessions to management, in most cases to the CEO, pursuant to the instructions of the independent directors. In connection with his appointment as Chairman of the Nominating and Corporate Governance Committee as of March 1, 2024, Abney S. Boxley assumed the position of Lead Director and held that position throughout 2025.

Meetings and Committees of the Board

During the fiscal year ended December 31, 2025, the Company’s Board held eight meetings. The Company’s governance guidelines required all incumbent directors to attend at least 75% of the total number of meetings of the Company’s Board and committees of the Board on which he or she serves in the year prior to their election in order for the Nominating and Corporate Governance Committee to re-nominate them to their Board seat. All incumbent directors attended either in-person or virtually at least 75% of the total number of meetings of the Company’s Board and committees of the Board on which he or she served during the time period when the director was a member of the Board in 2025.

The Company’s or the Bank’s Board had established the following committees as of December 31, 2025. The members of each committee are the same for the Company and the Bank and as of December 31, 2025 were as identified below:

	AUDIT COMMITTEE	CLIMATE SUSTAINABILITY COMMITTEE	COMMUNITY AFFAIRS COMMITTEE	HUMAN RESOURCES & COMPENSATION COMMITTEE	NOMINATING & CORPORATE GOVERNANCE COMMITTEE	TRUST COMMITTEE	RISK COMMITTEE	EXECUTIVE COMMITTEE
Abney S. Boxley, III (Lead Independent Director)
Charles E. Brock
Renda J. Burkhart
Gregory L. Burns
Richard D. Callicutt II
Thomas C. Farnsworth, III
Glenda Baskin Glover
David B. Ingram
Decosta E. Jenkins
Robert A. McCabe, Jr. (Board Chair)
G. Kennedy Thompson
M. Terry Turner

MEMBER	CHAIRMAN

AUDIT COMMITTEE

The Company had a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of December 31, 2025, the Audit Committee’s responsibilities were set forth in a written charter that had been adopted by the Board, a copy of which was available by clicking on the “Governance Documents” link under the “Investor Relations” section of the “About Pinnacle” tab on the Company’s website at www.investors.pnfp.com. All members of the Audit Committee were independent within the Nasdaq Listing Rules as well as Rule 10A-3 promulgated under the Exchange Act. Under applicable listing standards, the Audit Committee members are required to be able to read and understand fundamental financial statements, including the Company’s balance sheet, income statement and statement of cash flows. The Company believes that the members of the Audit Committee meet these requirements. Additionally, the rules and the regulations of the SEC require the Company to disclose whether it has an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC. The Company’s Board determined that each of Decosta E. Jenkins and Gregory L. Burns is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC and that each is “independent” as defined by the rules and regulations of the SEC.

At December 31, 2025, the primary functions of the Audit Committee consisted of:
•Monitoring whether the affairs of the Company are subject to effective internal and external independent audits and control procedures;
•Approving the selection of external independent auditors annually;
•Overseeing the Company’s internal audit function, including reviewing and approving the Company’s internal audit charter, budget and staffing levels, and the audit plan;
•Reviewing all Forms 10-K and Forms 10-Q, prior to their filing with the SEC, and reviewing the corresponding Chief Executive Officer and Chief Financial Officer certifications of these reports;
•Approving the appointment of the Chief Audit Executive and annually reviewing the performance and compensation of the Chief Audit Executive; and
•Preparing an audit committee report for inclusion in the Company’s proxy statement disclosing that the Committee has discussed the annual audited financial statements with management and the Company’s independent registered public accountants and, based on these discussions, recommended whether such financial statements should be included in the Company’s annual report filed with the SEC.

Company management, internal and external auditors, independent loan reviewers, compliance consultants and the Company’s outside counsel may attend each meeting or portions thereof as required by the Audit Committee.

HUMAN RESOURCES AND COMPENSATION COMMITTEE

As of December 31, 2025, the Compensation Committee’s responsibilities were set forth in a written charter which had been approved by the Board. A copy of which was available by clicking on the “Governance Documents” link under the “Investor Relations” section of the “About Pinnacle” tab on the Company’s website at www.investors.pnfp.com.

All members of the Compensation Committee were independent in accordance with the Nasdaq listing standards.

At December 31, 2025, the primary functions of the Compensation Committee consisted of:
•Establishing or approving certain policies and procedures related to the human resources function of the Company and the Bank including employee compensation, incentive programs, the Company’s 401(k) plan and employee stock incentive plans;
•Evaluating and establishing the compensation of the Company’s executive officers, including the Chief Executive Officer, Chairman of the Board and Chief Financial Officer, the compensation for which is described in “EXECUTIVE COMPENSATION — Compensation Discussion and Analysis” included in this proxy statement;
•Reviewing the compensation of the other members of the Company’s Leadership Team as the Compensation Committee may determine;
•Recommending the compensation for the non-employee directors to the Board; and
•Approving the Company’s annual “Compensation Discussion and Analysis” included in the proxy statement for our annual meeting.

The Compensation Committee considered many factors, including the ongoing performance of the Company, advice received from third party consultants and results of shareholder votes on “Say on Pay” and other similar votes. During 2025, the Compensation Committee received recommendations from the Chief Executive Officer in connection with the determination concerning compensation for executive officers other than the Chief Executive Officer. The Compensation Committee selected McLagan, which is part of the Human Capital Rewards Solutions practice at Aon plc (“McLagan”), as the Company’s consultant for executive and director compensation matters for the fiscal year ended December 31, 2025. The McLagan consultant who performed these services reported directly to the Compensation Committee chair. The Compensation Committee established procedures that it considered adequate to ensure that McLagan’s advice to the Compensation Committee remained objective and was not influenced by the Company’s management. These procedures included:
•a direct reporting relationship of the McLagan consultant to the Compensation Committee;
•provisions in the Compensation Committee’s engagement letter with McLagan specifying the information, data, and recommendations that can and cannot be shared with management;
•an annual update to the Compensation Committee on McLagan’s financial relationship with the Company, including a summary of the work performed for the Compensation Committee during the preceding 12 months; and
•written assurances from McLagan that, within the McLagan organization, the McLagan consultant who performed services for the Compensation Committee had a reporting relationship and compensation determined separately from any other McLagan line of business.

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE

As of December 31, 2025, the Nominating and Corporate Governance Committee’s responsibilities were set forth in a written charter which had been approved by the Board. A copy of which is available by clicking on the “Governance Documents” link under the “Investor Relations” section of the “About Pinnacle” tab on the Company’s website at www.investors.pnfp.com. All members of the Nominating and Corporate Governance Committee were independent in accordance with the Nasdaq listing standards.

As of December 31, 2025, the primary functions of the Nominating and Corporate Governance Committee consisted of:
•Recommending nominees to the Board for approval and election for inclusion in the proxy statement; and
•Recommending individuals to the Board for nomination to fill expired or otherwise vacant seats on the Board.
•Reviewing the Company's environmental, social and related governance (ESG) activities and practices, initiatives and policies, and receiving updates from the Company's management committee responsible for significant ESG and sustainability activities.

CODE OF CONDUCT

During 2025, the Company had a Code of Conduct that applied to the Company’s team members and directors. The purpose of the Code of Conduct was, among other things, to provide written standards that were reasonably designed to deter wrongdoing and to promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure in reports and documents that the Company filed with the SEC and other public communications by the Company; compliance with applicable governmental laws, rules and regulations; prompt internal reporting of violations of the Code of Conduct; and accountability for adherence to the Code of Conduct. Each director and associate is required to read and certify annually that he or she has read, understands and will comply with the Code of Conduct.

Under the Sarbanes-Oxley Act of 2002 and the SEC’s related rules, the Company is required to disclose whether it has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company’s Chief Executive Officer and senior financial officers are bound by the Company’s Code of Conduct which contains provisions consistent with the SEC’s description of a Code of Ethics.

As of December 31, 2025, a copy of the Company’s Code of Conduct could be obtained by clicking on the “Governance Documents” link in the “Investor Relations” section under the “About Pinnacle” tab of the Company’s website at www.pnfp.com. Similar documents for New Pinnacle as of the Effective Time of the Merger are located in that same section of our website. The Company intends to disclose any amendments to, or waivers from, the Code of Conduct with respect to its directors and officers that are required to be disclosed in accordance with the rules and regulations of the SEC and the Nasdaq Stock Market. If such disclosure is made on the Company’s website it will be located in the “Investor Relations” section of the Company’s website at www.pnfp.com.

INSIDER TRADING POLICIES AND PROCEDURES

As of December 31, 2025, the Board had adopted the Pinnacle Financial Partners, Inc. Insider Trading Policy (the "Insider Trading Policy"). The Company also had adopted policies and procedures that it believed were designed to promote compliance by the Company and its directors and employees with insider trading laws, rules and regulations, and the Nasdaq listing standards. As of December 31, 2025, our Insider Trading Policy prohibited our employees and related persons and entities from trading in certain securities while in possession of material, nonpublic information. Our Insider Trading Policy also prohibited our employees from disclosing material, nonpublic information related to the Company, or another company about whom the individual learns of information in his or her capacity as an employee or director of the Company, to others who may trade on the basis of that information. Our Insider Trading Policy required that our directors and certain officers of the Company and other designated employees only transact in Company securities during an open window period, subject to limited exceptions. The foregoing summary of our insider trading policies and procedures that were in effect during 2025 does not purport to be complete and is qualified by reference to our Insider Trading Policy that was in effect as of December 31, 2025, a copy of which can be found as an exhibit to this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION PHILOSOPHY

The Human Resources and Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) seeks to ensure market competitive compensation for members of the Company’s Board of Directors as well as the Company’s executive officers identified in the Summary Compensation Table on page 169 of this Report (“Named Executive Officers” or “NEOs”). This Compensation Discussion and Analysis (“CD&A”) details several of the more significant components of NEO compensation that are considered by the Compensation Committee.

Since its inception, the Company has believed that shareholder value is enhanced over the long-term based on consistent and sound growth in operating results that is over and above that of peer firms and, accordingly, by weighting NEO compensation more heavily toward performance-based compensation, such compensation is better aligned with those longer-term growth objectives. The Company’s compensation philosophy has been to design a compensation program for its NEOs that adheres to those beliefs and as a result, this compensation philosophy for 2025 incorporated several factors, as follows:

A “Win Together, Lose Together” performance-based framework such that the Company’s two primary incentive plans, the AIP and the LTI plan, include not only the NEOs, but also significant employee groups, with incentive performance targets for the AIP and LTI being consistent for all participants, including the NEOs.
1

•Except for commission-based team members, all of the Company’s team members participate in the Company's annual cash incentive plan ("AIP"). In 2025, approximately 94% of the Company’s team members, including each of the NEOs, were participants in the AIP. Since our founding in 2000, awards from the AIP have been determined based on achievement of corporate results rather than individual or department or line-of-business goals, which have resulted in payments to participants between 0% and 160% of target-level payouts, with 125% being the maximum opportunity in all periods presented below with the exception of 2021, where 160% was utilized to provide the participants with the ability to earn an increased amount in 2021 for outsized performance as a means to compensate them for missed compensation in 2020 due to the impact of COVID-19 on the Company's results. For 2025, our performance triggered a payout at 125% of target under the AIP in place for 2025. The following chart shows the historical payout percentages from the AIP since the Company’s founding in 2000 for both the NEOs and other plan participants:

AIP PAYOUT HISTORY
(as a percentage of target award)

•As part of our broader human capital management strategy to recruit and motivate what we believe to be the best talent in the industry, all of the Company’s approximately 3,700 team members participate in the Company's long-term incentive ("LTI") plan and annually receive equity-based compensation. As of December 31, 2025, approximately, 212 team members (including the NEOs) were members of the Company’s Leadership Team which is responsible for managing the day-to-day affairs of the Company and is composed of team members from across the Company’s geographic footprint and organization chart. Beginning in 2021 and continuing through the present, the Leadership Team's, including the NEOs', equity compensation has included a mix of time-based and performance-based restricted share units as further described below, while the remainder of the Company’s approximately 3,500 team members received equity compensation comprised of time-based restricted shares or restricted share units that vest pro-rata typically over a five-year period. Given all team members are shareholders, the Company believes its team members'

interests typically are directly aligned with the interests of its broader shareholder base over the long-term.
•The Company uses the same performance targets under its AIP for all participating team members, including its NEOs. Thus, if the NEOs are eligible to receive an award all participating team members are also able to receive an award. This incentive structure creates a “win together, lose together” culture focused on corporate goals rather than individual ones that the Company believes results in Company-wide alignment between team members in relation to one another but also in relation to shareholders, which the Company believes creates a better culture and consequently better performance.

We incorporate a peer-based, performance-heavy approach to setting compensation for NEOs and establishing performance targets for NEO incentive compensation.
2

•Competitive compensation data from peer companies is used as a reference point to make decisions about overall compensation opportunities and specific compensation components for our NEOs. The Compensation Committee applies judgment and discretion in establishing targeted pay levels for the NEOs, taking into account not only competitive market data, but also factors such as Company and individual performance, scope of responsibility, business needs, and individual skill sets.
•Peer performance data is used in an effort to align compensation with performance. The Compensation Committee generally sets performance metrics that if met aim toward top quartile performance within the peer group. Unlike some firms that may benchmark compensation below, at, or above the 50th percentile, the Company seeks to align performance and total compensation and expects to pay below the 50th percentile when performance is below the 50th percentile and above the 50th percentile when performance is above the 50th percentile. The pay-for-performance philosophy typically results in reduced compensation for performance below the Compensation Committee’s expectations and enhanced compensation for performance that exceeds expectations.
•Beginning in 2021 and continuing through the present, the Compensation Committee has utilized peer relative performance metrics in the performance-based restricted stock units granted to the NEOs and other members of the Leadership Team.

NEO total compensation should be weighted heavily toward equity compensation to ensure that NEOs are appropriately aligned with shareholders.
3

•NEO compensation is primarily composed of base pay, an annual cash incentive from the AIP and equity incentives from the LTI plan that are largely performance-based with wealth creation by an NEO directly linked to the enhanced performance of the Company, particularly as it relates to peers, as well as the corresponding performance of the Company’s Common Stock.
•Equity compensation should be largely performance-based and should generally comprise the most significant component of an NEO’s total targeted compensation in order to create a stronger alignment between the NEO’s interests and the interests of the broader shareholder base. For each NEO, 70% of their annual LTI grant at target level performance is performance-based and 30% is time-based reflecting a strong orientation to a performance basis. For 2025, in total, equity compensation associated with recurring awards under the LTI Plan comprised between 20% and 50% of the NEO's total targeted direct compensation.
•The Company administers a 401(k) plan for all team members with market-based matching provisions. The Company does not offer any other retirement vehicle (i.e., defined benefit or deferred compensation plans) for its NEOs or other team members other than its 401(k) plan unless such a plan was in place by a company the Company has acquired prior to the acquisition. Perquisites comprise approximately 2% of the executive’s compensation.

Incentive compensation is appropriately balanced between short-term and long-term goals including components that require achievement of asset quality targets.
4

•Performance metrics for both short-term and long-term incentives are used and coupled with asset quality metrics and caps on amounts that may be earned, which the Company believes reduces the risk that an NEO would execute strategies or transactions that may be outside the overall risk tolerance of the Company. Additionally, the Company’s Chief Risk Officer performs a risk analysis annually on all Company incentive plans and provides this analysis to the Compensation Committee for its review.
•The Company believes annual cash incentives are the preferred form of incentives when considering shorter-term financial objectives. Shareholders are rewarded as earnings per share increase or decline at rates below those of peers while a combination of time-based and performance-based equity compensation (with performance-based being the predominant component) is the preferred form of incentive when considering the achievement of longer-term objectives over a multi-year period, with the time-based component creating a retentive aspect with key performers.
•Since 2021, the Compensation Committee has sought to have balance in the incentive plans by utilizing performance metrics, such as return on average tangible common equity ("ROATCE"), tangible-book value per share accretion ("TBV Accretion") and total shareholder return ("TSR") as the primary metrics for measuring long-term performance for increasing shareholder value for the LTI plan, and utilizing shorter-term profitability and other metrics, such as fully diluted earnings per share ("FDEPS") and revenue-related metrics, as the metrics for the AIP. In all cases, asset quality thresholds must be met before distributing any awards pursuant to the AIP or LTI plan.

The incorporation of the above factors into the Company’s compensation practices is evident when reviewing the concentration of performance-based compensation over the past several years. The Compensation Committee has maintained the balance between compensation and performance by incorporating a significant amount of variable-based compensation into the executive compensation structure. As a result, in periods where performance was below the Compensation Committee’s expectations, overall compensation levels have been reduced.

SAY ON PAY RESULT FROM 2025 ANNUAL SHAREHOLDER MEETING

94.4% of Shareholders Voting Approved our 2025 Say-on-Pay Proposal
The Company held an advisory say-on-pay vote at its April 15, 2025 annual shareholder meeting. Shareholders approved the compensation of the NEOs, with 94.4% of shareholder votes cast voting in favor of the say-on-pay proposal. The Compensation Committee viewed these results as evidence that shareholders are supportive of the Company's executive compensation policies and practices.

2025 RESULTS

The Company set and achieved its performance goals, including those tied to the AIP, in 2025, including strong loan and deposit growth, margin improvement and improvement in noninterest income. On a GAAP basis, net interest income increased 13.4% and noninterest income increased 36.5%, with the increase in noninterest income largely the result of an 87.3% year-over-year increase in income from Pinnacle Bank’s equity investment in BHG.

For 2025, the Company generated GAAP FDEPS of $8.07, up 35.4% from $5.96 generated in 2024. On an adjusted basis, the Company generated adjusted FDEPS of $8.37, a 21.5% increase from 2024 adjusted FDEPS of $6.89. FDEPS was adjusted to exclude (i) the gain we recorded in connection with the initial recognition of a mortgage servicing right associated with its Freddie Mac Small Business Lending platform the Company recognized in the first quarter of 2024; (ii) the losses we recognized in 2025 and 2024 on sale of investment securities; (iii) an additional FDIC special assessment that the Company recorded in the first quarter of 2024 related to certain high-profile bank failures in 2023 and an amount that the Company reversed with respect to this special assessment in 2025 following updated guidance from the FDIC regarding the assessment; (iv) other real estate (ORE) expenses; (v) fees incurred in 2024 related to the early termination of an agreement to resell securities previously purchased and professional fees associated with the capital optimization initiatives; and (vi) merger-related expenses incurred in 2025 in connection with the Merger.

On a GAAP basis, the Company recorded $2.06 billion in total revenues in 2025, or approximately $2.07 billion when adjusted to exclude the losses on the sale of investment securities recognized in 2025 described above. For 2024, the Company recorded $1.74 billion of total revenues on a GAAP basis, or $1.80 billion when adjusted to exclude the gain we recorded in connection with the initial recognition of the mortgage servicing right and to exclude the losses we recorded on the sales of investment securities, in each case, described above. Total GAAP revenues for 2025 grew 18.3% over 2024 GAAP levels, while total revenues adjusted for the items described above grew 15.3% for 2025 when compared to 2024. As to asset quality, at and for the twelve months ended December 31, 2025, our NPA ratio was 0.36%, our classified assets ratio was 3.5% and our net charge-offs as a percentage of our total loans was 0.28%.

For 2025, ROATCE and TBV Accretion, the two equally weighted measures of the performance-based component of our LTI awards, were 13.6% and 13.3%, respectively, compared to 11.1% and 9.5% for 2024. The Merger Agreement provision to vest the performance-based restricted share units at maximum payout levels was established to enhance comparable treatment relative to Synovus awards and to recognize the strong performance on the outstanding awards, for which the Company was accruing at maximum payout levels at the time of the execution of the Merger Agreement.

PNFP COMMON SHARE PRICE APPRECIATION
October 2000 – December 2025

Results driven compensation philosophy weighted toward equity compensation with a broad-based “win together, lose together” strategy.

The Company believes that the chart above, which represents the Company's Common Stock price as compared to the KBW NASDAQ Bank Index ("BKX"), reflects the long-term benefits to shareholders of the Company’s compensation philosophy, that targeting at or near top quartile performance against banking peers for key financial metrics like ROATCE and TBV Accretion, along with growth in total revenue and/or FDEPS in the goal setting process for the NEOs’ compensation should lead to exceptional underlying performance in the Company’s business and that, over the long term, the Company’s Common Stock price performance should be positively impacted should the Company be able to achieve those results. As discussed below, the Compensation Committee's philosophy contains metrics which are meant to drive focus on more shareholder-oriented performance metrics while also bringing balance and retention elements to the annual design.

EMPHASIS ON PERFORMANCE-BASED COMPENSATION

Because the Compensation Committee believes in generally aligning NEO compensation with the Company’s performance, more than 50% of an NEO's pay at target performance is typically provided in the form of at-risk, performance-based compensation. The following chart shows the mix of our CEO’s 2025 target total compensation package.

PERFORMANCE GOAL SETTING FOR 2025

Consistent with previous periods, the first step in setting performance targets for the AIP or LTI plan for 2025 was to establish an appropriate peer group. During 2024, with the assistance of McLagan, the Compensation Committee modified the compensation peer group to be utilized in setting the NEOs’ 2025 compensation and determined that a group of 21 other publicly traded financial firms from throughout the United States with total assets as of December 31, 2023 ranging from $20.0 billion to $100.0 billion and who maintained a commercial lending focus would form the Company’s peer group for 2025. The asset size of the 2025 peer group 50th percentile was $44.9 billion compared to the Company which had total assets of $48.0 billion, in each case, as of December 31, 2023.

As part of the annual goal setting process for the 2025 AIP for fiscal 2025, the Compensation Committee considered the anticipated performance of the peer group based on analysts’ consensus 2025 performance estimates for each peer member that were available as of the time when the Compensation Committee was setting the NEOs' compensation for 2025 and then determined the level of the Company’s performance targets for FDEPS and revenue growth likely necessary to result in top quartile of the peer group for FDEPS and total revenue growth.

When establishing goals for LTI plan awards tied to 2025 performance, the Compensation Committee determined that peer relative ROATCE and TBV Accretion should be utilized as the performance metrics for the 2025 awards as was the case for the 2024 award, including a three-year performance period as the Compensation Committee continues to believe those metrics are closely tied to long-term value creation for shareholders and with the goal of motivating the NEOs to seek to achieve improved performance in 2025 over 2024. The Compensation Committee set the level of performance necessary to achieve a target level payout at the performance that would equate to the 75th percentile of the peer group, with maximum payouts being earned for performance that would equate to the 95th percentile, which was consistent with the 2024 award tiering.

2025 EXECUTIVE COMPENSATION

In determining 2025 total compensation levels for NEOs, the Compensation Committee evaluated various factors including peer information and peer relative performance of the Company over the past several years as well as expected performance for the Company and its peers for 2025. The Compensation Committee also considered the contribution each individual NEO made to enhance shareholder value as well as better position the Company for strong operating performance in the future. Additionally, the Compensation Committee when setting 2025 compensation for the NEOs considered broader stakeholder matters including the Company’s reputation in its markets, feedback from regulators regarding the Company's compliance with various banking laws and regulations and how well the Company's leadership has promoted and adhered to the Company's culture. The Compensation Committee began the 2025 executive compensation setting process in 2024 and then finalized 2025 executive compensation for the NEOs in January and February of 2025. As a result, 2024 results, as well as the forecasted change in FDEPS in 2025, total revenue growth, TBV Accretion growth, ROATCE changes and profitability targets for 2025 influenced the Compensation Committee as to their NEO compensation decisions for 2025. The 2025 executive compensation program design was substantially similar to the design of the executive compensation program in 2024.

Base Salaries

The base salaries for our NEOs in 2025 were set at levels that represented a 3% increase for Messrs. Turner, McCabe, Callicutt and Carpenter and a 37% increase for Ms. Sumerlin over 2024 levels as shown in the table below. Base salaries are designed to recognize and reward the skill, competency, experience, and performance an executive brings to the position. Changes in base salary result primarily from comparison against peers, individual and Company performance, internal equity considerations, value to the organization, promotions, the executive’s specific responsibilities compared to market and general economic conditions. The Compensation Committee reviews salaries for our NEOs annually and incorporates peer information into its review process. These increases reflected the Compensation Committee’s desire to ensure competitive base pay amounts while factoring into account the considerations previously noted and, with the exception of Ms. Sumerlin who had been appointed Chief Credit Officer during 2024, were consistent with the increases to the base salaries of the Bank’s team members generally. In the case of Ms. Sumerlin the increase was aimed to position her near the 50th percentile of base salaries among the peer companies' fifth most highly compensated officer.

	2024 BASE SALARY	2025 BASE SALARY	% INCREASE
Turner	$1,219,000	$1,256,000	3.0%
McCabe	$1,158,000	$1,193,000	3.0%
Callicutt	$797,000	$821,000	3.0%
Carpenter	$625,000	$644,000	3.0%
Sumerlin(1)	$500,000	$517,500	3.5%
(1)Ms. Sumerlin's base salary was increased to $500,000 in July 2024 in connection with her promotion to Chief Credit Officer.

Annual Cash Incentive Plan (AIP)

In January and February 2025, the Compensation Committee reviewed an analysis of the Company's initially prepared estimates for FDEPS and total revenue for 2025 and compared these estimates to then published 2025 analysts' consensus estimates for each of our peers in 2025 available at the time. The Compensation Committee determined that the year-over-year growth in the Company's estimated 2025 FDEPS and total revenues year-over-year growth would be reflective of a high performing firm.

Following review of this analysis, the Compensation Committee set and approved the Pinnacle Financial Partners, Inc. 2025 Annual Cash Incentive Plan (the 2025 AIP). Pursuant to the 2025 AIP, all employees of the Company compensated via a predetermined salary or hourly wage, or approximately 94% of the Company's employees at December 31, 2025, including the NEOs, were eligible to receive cash incentive payments ranging from 10 percent to 125 percent of the participant’s base salary at target level performance in the event that (i) Pinnacle Bank’s ratio of classified assets to the sum of Pinnacle Bank’s tier 1 risk-based capital and its allowance for credit losses (the “Classified Asset Ratio”) as of December 31, 2025 was not more than a predetermined ratio and (ii) the Company met (A) targeted levels of FDEPS and (B) targeted levels of total revenues, excluding, in each case, such items as the Compensation

Committee could determine as permitted by the 2025 AIP. Payments under the 2025 AIP were based 75% on the FDEPS goals and 25% on the total revenue goals. The FDEPS and total revenue goals were established with a target level of performance which, if achieved, the Compensation Committee believed would result in performance near or above the 75th percentile of peers based on then available analysts' consensus estimates for the peer companies in the peer group. For performance that exceeded targeted levels participants could receive up to 125% of their targeted payout as an encouragement to the Company’s team members to achieve outsized performance in 2025.

Pursuant to the terms of the 2025 AIP, adopted by the Compensation Committee, potential cash payouts to the NEOs were as follows:

	POTENTIAL AIP AWARD AS A % OF BASE SALARY
	THRESHOLD (MINIMUM)	TARGET	MAXIMUM
Turner	0%	125%	156.25%
McCabe	0%	125%	156.25%
Callicutt	0%	90%	112.5%
Carpenter	0%	90%	112.5%
Sumerlin	0%	60%	75%

Target awards for 2025 were contingent on the Bank achieving a classified assets ratio (the sum of the Bank’s nonperforming assets and potential problem loans divided by the sum of its Tier 1 Capital Ratio and allowance for credit losses) of less than 35% as of December 31, 2025. Should the classified asset ratio threshold be met, a participant’s award was to be based 75% on achievement of FDEPS goals and 25% on achievement of total revenue goals, in each case as those metrics were calculated by the Compensation Committee. Payouts between the various tiers for both the FDEPS and total revenue metrics were to be interpolated based on the Company's results compared to the performance metrics.

FDEPS Component

Reflecting the operating environment predicted for banks headed into 2025, including uncertainty as to short-term interest rates, the Compensation Committee set the FDEPS target for a target level payout at $7.70 while maximum payout for the FDEPS metric required $8.00. The Committee members believed that based on then available analysts' consensus estimates for the peer group companies achieving the targeted level of FDEPS would be representative of performance that would result in near top quartile performance for FDEPS in our peer group. Awards for the 2025 AIP were interpolated for performance within threshold, target and maximum payout levels.

	FD EPS TIERS AND RESULTS	INCENTIVE PAYOUT AS % OF FDEPS TARGET	ENDING PAYOUT TIERS EXPRESSED AS % OF TARGET (WITH IMPACT OF 75% WEIGHT)
Threshold	<$6.90	0%	0%
- Tier 2	>$6.90 to $7.40	0.5% to 66.66%	0.5% to 49.9%
- Tier 3	>$7.40 to $7.70	66.67% to 99.99%	50% to 74.99%
Target	>$7.70 to $8.00	100% to 124.99%	75% to 93.749%
Max level payout	>$8.00	125.0%	93.75%
2025 Adjusted Results(1)	$8.37
2024 Adjusted Results(1)	$6.89

(1)The Compensation Committee determined that the Company’s GAAP results for the year ended December 31, 2025 were impacted by the items in the table below. The Compensation Committee noted that these items were not directly linked to the performance of the participant group as a whole and should be excluded from the determination of the achievement of the FDEPS performance targets for the 2025 AIP. These adjustments were approved by the Compensation Committee and were consistent with the terms of the 2024 and 2025 AIP. A summary of the adjustments for 2025 and 2024 are detailed below (2024 results are presented for comparability purposes):

	2025 FD EPS (1)	2024 FD EPS
COMPANY GAAP RESULTS, AS REPORTED	$8.07	$5.96
Adjustments to reported results for AIP purposes:
Investment losses on sales of securities	0.21	0.93
ORE expense	0.01	—
FDIC special assessment	(0.10)	0.09
Recognition of mortgage servicing asset	—	(0.15)
Fees related to terminating agreement to resell securities previously purchased and professional fees associated with capital optimization initiatives	—	0.37
Merger-related expenses	0.28	—
Tax impact of above adjustments	(0.10)	(0.31)
Company adjusted results for AIP purposes	$8.37	$6.89

(1)As described under “EXECUTIVE COMPENSATION – MERGER-RELATED COMPENSATION ACTIONS” on page 163 of this Annual Report on Form 10-K, in connection with the consummation of the Merger, the Compensation Committee met on December 18, 2025 and reviewed then available estimates for the Company’s GAAP and as adjusted FDEPS for 2025, and utilizing that information, approved payouts to the Company’s team members, including the NEOs, under the 2025 AIP. The estimated GAAP and adjusted FDEPS as of that date were above the levels necessary for a full payout of the 2025 AIP. The Compensation Committee subsequently reviewed the estimated adjusted FDEPS as compared to actual adjusted FDEPS for the year ended December 31, 2025 and determined that its use of estimated adjusted FDEPS resulted in the same payouts as a percentage of targets as if the actual adjusted FDEPS provided above had been used.

Based on estimated adjusted FDEPS results as of December 18, 2025, the Compensation Committee determined that a payout level of 93.75% of the 75% target level payout for this component of the 2025 AIP was achieved.

Revenue Component

The Compensation Committee, factoring in the same predicted operating environment as it had considered in setting the FDEPS tiers, set the year-over-year revenue growth rate of 10.8% for a target level payout while maximum payout for the revenue component required growth of 13.9%. The Compensation Committee members believed that based on then available analysts' consensus estimates for the peer group companies achieving the target level of total revenues would be representative of performance that would result in near top quartile performance for total revenues in our peer group. Awards for the 2025 AIP were interpolated for performance within threshold, target and maximum payout levels.

	REVENUE TIERS AND RESULTS (in billions)	INCENTIVE PAYOUT AS % OF REVENUE TARGET	ENDING PAYOUT TIERS EXPRESSED AS % OF TARGET (WITH IMPACT OF 25% WEIGHT)
Threshold	<$1.840	0%	0%
- Tier 2	>$1.840 to $1.925	0.5% to 66.66%	0% to 12.49%
- Tier 3	>$1.925 to $1.991	66.67% to 99.99%	12.5% to 24.99%
Target	>$1.991 to $2.046	100% to 124.99%	25% to 31.2499%
Max level payout	>$2.046	125.0%	31.25%
2025 Adjusted Results(1)	$2.072
2024 Adjusted Results(1)	$1.797

(1)The Compensation Committee determined that the Company’s GAAP total revenues for the year ended December 31, 2025 were impacted by the items in the table below. The Compensation Committee noted that these items were not directly linked to the performance of the participant group as a whole and should be excluded from the determination of the achievement of the total revenue performance targets for the 2025 AIP. These adjustments were approved by the Compensation Committee and were consistent with the terms of the 2025 AIP. A summary of the adjustments for 2025 and 2024 are detailed below (2024 results are presented for comparability purposes):

(in billions)	2025 Total Revenues(1)	2024 Total Revenues
COMPANY GAAP RESULTS, AS REPORTED	$2.055	$1.737
Adjustments to reported results for AIP purposes:
Investment losses on sales of securities	0.017	0.072
Recognition of mortgage servicing asset	—	(0.012)
Company adjusted results for AIP purposes	$2.072	$1.797

(1)As described under “EXECUTIVE COMPENSATION – MERGER-RELATED COMPENSATION ACTIONS” on page 163 of this Annual Report on Form 10-K, in connection with the consummation of the Merger, the Compensation Committee met on December 18, 2025 and reviewed then available estimates for the Company’s GAAP and as adjusted total revenues for 2025, and utilizing that information, approved payouts to the Company’s team members, including the NEOs, under the 2025 AIP. The estimated GAAP and adjusted total revenues as of that date were above the levels necessary for a full payout of the 2025 AIP. The Compensation Committee subsequently reviewed the estimated adjusted total revenues as compared to actual adjusted total revenues for the year ended December 31, 2025 and determined that its use of estimated adjusted total revenues resulted in the same payouts as a percentage of targets as if the actual adjusted total revenues provided above had been used.

Based on estimated total revenue results on December 18, 2025, the Compensation Committee determined that a payout of 31.25% of the target level 25% payout for this component of the 2025 AIP was achieved.

Compensation Committee Conclusions with Respect to the 2025 AIP

As of December 31, 2025, the Company reported a classified asset ratio of 3.5% which was below the classified asset ratio hurdle of 35% required by the 2025 AIP. After application of adjustments to exclude the items discussed above which was deemed appropriate by the Compensation Committee, the Compensation Committee concluded that the Company’s estimated 2025 FDEPS and revenue results required a payout at 125% of each participant’s target level award for 2025. This was composed of 93.75% for the FDEPS component and 31.25% for the revenue component.

As a result, a payout of 125% of the AIP target level was approved by the Compensation Committee to all participants, including the NEOs on December 18, 2025, as follows, with such amounts paid in January 2026:

	AIP TARGET PAYOUT (AS A %AGE OF BASE SALARY)	AIP TARGET LEVEL PAYOUT	2025 AIP ACTUAL PAYOUT (AT 125.0% OF TARGET)
Turner	125%	$1,570,000	$1,961,829
McCabe	125%	$1,491,250	$1,863,656
Callicutt	90%	$738,900	$923,631
Carpenter	90%	$579,600	$724,266
Sumerlin	60%	$310,500	$388,125

Long Term Incentive (LTI) Equity Awards

2025 Recurring Awards. For 2025's recurring awards, the Compensation Committee utilized a LTI plan design consistent with the plan design utilized in 2024, with the following elements:

i.Recurring LTI plan awards in 2025 included a time-based vesting component that made up 30% of the total recurring LTI plan award at target performance (without giving effect to the TSR modifier described below), and a performance-based component that comprised 70% of the total recurring award at target level performance (without giving effect to the TSR modifier described below) that applies to each of the NEOs' awards. The Compensation Committee continued to believe that the time-based vesting component provides balance to the LTI plan design, reducing volatility and is aligned with the Company’s peer group compensation practices. The time-vested units were scheduled to vest, subject to a participant's continued employment, in 33% increments each year on the anniversary of the grant date through 2028.

ii.The performance-based units incorporated a 3-year performance period with peer relative performance metrics. The performance metrics for the 2025 awards were the same from those utilized in 2024 and consist of average ROATCE for each year within the performance period and TBV Accretion over the performance period, with each measure being equally weighted and evaluated on a relative basis with the other members of the Company’s peer group utilized for purposes of setting the NEOs' compensation for 2025. Performance that equated to top quartile performance (75th percentile) would result in target level award achievement. Maximum performance was to be achieved at performance levels would equate to performance at the 95th percentile.

iii.The potential maximum award under the performance-based component of the 2025 LTI plan remained at 200% of the targeted amount of performance-based units granted (before giving effect to the TSR modifier described below) for each of the NEOs, as was the case for the 2024 award. This maximum opportunity for the NEOs, which required performance that would equate to the 95th percentile for full achievement, was, in part, the result of the fact that the awards pay only 50% of target for performance at levels that would equate to the 50th percentile, which the Compensation Committee believed was a lower payout for such performance in comparison to peer plan designs.

iv.The 2025 performance-based equity awards granted to the NEOs also contained a total shareholder return (TSR) modifier that would allow the earned performance units to be increased or decreased by up to 20% based on the Company’s Common Stock price performance for a three-year period beginning on the grant date compared to the KBW Regional Bank Index. TSR included the impact of dividends declared to common shareholders. Awards were not eligible for a positive TSR adjustment unless 3-year relative TSR was above the 50th percentile (75th percentile or higher required for the full 20% upside adjustment). Conversely, negative adjustments were required should the 3-year relative TSR fall below the 50th percentile (25th percentile or lower required for full negative 20% adjustment).

v.Any performance-based units earned were to be settled into shares of the Company's Common Stock shortly after the end of the three-year performance period and verification by the Compensation Committee of the financial information of the peers in the peer group and determination by the Compensation Committee of the Company's total shareholder return against the KBW Regional Bank Index provided the average NPA ratio for each of the years in the performance period was achieved.

The Compensation Committee believed that the 2025 LTI plan structure (i) provided an appropriate incentive for the executive leadership to maximize the performance of the Company and, thus, align their interests with shareholders, particularly given the performance metrics being utilized which the Compensation Committee believed were closely aligned with shareholder value creation, while maintaining the focus on Company soundness, and (ii) provided a balanced and different retentive aspect with use of time-based awards as well.

In connection with the consummation of the Merger, the Compensation Committee approved the award of 30,613 time-based restricted share units for Mr. Callicutt and 8,674 time-based restricted stock units for Ms. Sumerlin. These awards vest on the second anniversary of the closing of the Merger. For more information regarding these awards see "EXECUTIVE COMPENSATION - MERGER-RELATED COMPENSATION ACTIONS" on page 163 of this Annual Report on Form 10-K.

Dividends Related to Unvested RSUs and Performance Units - The Company accrues cash dividends that otherwise would be paid on the shares of Common Stock underlying these restricted stock units and performance units, but the accrued, unpaid dividend equivalents are not paid to the NEO unless the underlying performance units are earned and shares of Common Stock are issued to the NEO in settlement of such units.

Impact of the Merger on the 2025 LTI Awards. In connection with the consummation of the Merger and pursuant to the terms of the Merger Agreement, the Compensation Committee approved the accelerated vesting of the performance-based restricted share units granted to the NEOs in January 2025 at maximum payout levels. The Merger Agreement provision to vest the performance-based restricted share units at maximum payout levels was established to enhance comparable treatment relative to Synovus awards and to recognize the strong performance on the outstanding awards, for which the Company was accruing at maximum payout levels at the time of the execution of the Merger Agreement. In addition, the Compensation Committee approved the accelerated vesting of all of the unvested time-based restricted share units granted to the NEOs in January 2025 (the Special PSUs), in each case, with such acceleration occurring as of the Effective Time of the Merger.

2025 Recurring Restricted Share Unit and Performance Unit Award Grants

Effective January 23, 2025, the Compensation Committee granted the NEOs time-based restricted share units and performance-based restricted share units designed in a manner similar to that described above. In setting the total targeted dollar value of the LTI plan awards to each of the NEOs in 2025, the Compensation Committee considered competitive market data from a peer compensation study provided by McLagan and reviewed by the Compensation Committee. In addition, the Compensation Committee considered the level of Company performance required to earn the awards, individual performance, potential future contributions to the Company’s business, internal equity and, in certain cases, management’s recommendations. Each of the NEOs was a participant in the Company’s recurring LTI program for 2025 and could earn the following aggregate amounts under both grants over the three-year performance periods at target and, if applicable, maximum level payout for the performance-based component:

	TARGET(1)	MAXIMUM(1)
Dollar Value of Aggregate Recurring Award at Grant
Turner	$3,150,000	$6,237,000
McCabe	$2,993,000	$5,926,140
Callicutt	$1,150,000	$2,277,000
Carpenter	$900,000	$1,782,000
Sumerlin	$700,000	$1,386,000

(1)The table below outlines the time-based restricted share units granted as well as the target and maximum levels of the performance-based restricted share units granted and the number of performance-based restricted share units that the Company estimated could be earned by the NEO as of December 31, 2025.

		PERFORMANCE-BASED UNITS
	TIME-BASED UNITS(*)(#)	TARGET(*)(#)	MAXIMUM(*)(#)	ESTIMATED 100% OF MAXIMUM PAYOUT AT DECEMBER 31, 2025(^)
Number of Units
Turner	7,725	18,024	43,257	43,257
McCabe	7,340	17,126	41,101	41,101
Callicutt	2,821	6,581	15,793	15,793
Carpenter	2,207	5,150	12,359	12,359
Sumerlin	1,717	4,006	9,613	9,613

(#)    Target column includes no positive or negative adjustment for the Relative TSR Modifier to which all NEOs are entitled. Maximum column includes a full 20% upward adjustment for this Relative TSR Modifier for all NEOs.

(*)     The dollar amount of target and maximum performance-based equity compensation was divided by the closing price of the Company’s Common Stock on the grant date of January 23, 2025, of $122.34, which was two days following the public release of the Company’s 2024 financial results, to determine the number of performance-based units granted to the Company’s NEOs. Historically, the Compensation Committee has elected to defer the grant date for NEO equity compensation until two days after the Company had released its previous year’s results as it believed that the market price of the Common Stock on that date better reflected all current material information. The number of time-based units was then determined by calculating 30% of the target number of performance-based units without giving effect to the TSR modifier and the same stock price was utilized to determine the number of time-based units to be awarded.

(^)    The number of shares reported in this column represents the maximum number of shares that could be earned by the NEO at December 31, 2025 as at that date the Compensation Committee had approved the vesting of the maximum number of such units effective immediately prior to the Effective Time of the Merger. See "EXECUTIVE COMPENSATION - MERGER-RELATED COMPENSATION ACTIONS."

MERGER-RELATED COMPENSATION ACTIONS

Impact of the Merger on Outstanding Equity Awards.

In connection with the consummation of the Merger and pursuant to the terms of the Merger Agreement, the Compensation Committee approved the accelerated vesting of the performance-based restricted share units granted to the NEOs in 2025 and years prior to 2025 but which were not yet vested as of the Effective Time of the Merger at maximum performance levels. The Merger Agreement provision to vest the performance-based restricted share units at maximum payout levels was established to enhance comparable treatment relative to Synovus awards and to recognize the strong performance on the outstanding awards, for which the Company was accruing at maximum payout levels at the time of the execution of the Merger Agreement. In addition, the Compensation Committee approved the accelerated vesting of all time-based restricted share units granted to the NEOs in 2025 and years prior to 2025, except those granted to Mr. Callicutt and Ms. Sumerlin on December 30, 2025, which are described in more detail below. In each case the accelerated vesting of these awards was effective as of the Effective Time of the Merger. In addition, the Compensation Committee approved the early settlement, effective as of December 26, 2025, of the special performance based restricted share units awarded to Messrs. Turner, McCabe, Callicutt and Carpenter in January 2022 (the Special PSUs), for which the performance period had ended on December 31, 2024, but which were not scheduled to be settled into shares of the Company’s Common Stock until January 2, 2026.

Equity Grants in Connection with the Merger.

In connection with the consummation of the Merger, the Compensation Committee on December 30, 2025 approved the award of 30,613 time-based restricted share units for Mr. Callicutt and 8,674 time-based restricted share units for Ms. Sumerlin. The time-based restricted share units granted to Mr. Callicutt and Ms. Sumerlin in December 2025 did not accelerate upon consummation of the Merger, but rather will vest, subject to each individual’s continued employment with Pinnacle Bank, on the second anniversary of the closing of the Merger. In the event that Mr. Callicutt, who is retirement age as that term is defined under the award agreement pursuant to which these time-based restricted share units were awarded, retires with the prior approval of the Compensation Committee, he will be entitled to receive a pro rata portion of the time-based restricted share units that were scheduled to vest on the second anniversary of the grant date, based on the number of days worked since the grant date. Ms. Sumerlin will not reach retirement age over the two-year vesting period. In the event Mr. Callicutt’s or Ms. Sumerlin’s employment terminates by reason of death or disability, the then unvested portion of these time-based restricted share units will fully vest under the terms of the award’s award agreement. In the event that Mr. Callicutt’s or Ms. Sumerlin’s, as applicable, employment is terminated by Pinnacle Bank without cause or by Mr. Callicutt or Ms. Sumerlin, as applicable, with good reason, the then unvested portion of these time-based restricted share units will fully vest under the terms of the award’s award agreement.

Letter Agreements with M. Terry Turner and Robert McCabe.

In connection with the execution of the Merger Agreement, on July 24, 2025, Messrs. Turner and McCabe, Jr. each entered into letter agreements with the Company and Pinnacle Bank (the “Turner letter agreement” and “McCabe letter agreement”, as applicable). The Turner letter agreement and the McCabe letter agreement became effective as of the occurrence of the Effective Time of the Merger and were assumed by New Pinnacle at that time.

Letter Agreements with M. Terry Turner. Pursuant to the terms of the Turner letter agreement, Mr. Turner will serve as Chairman of New Pinnacle's board of directors and the Pinnacle Bank board of directors for two (2) years following the Effective Time. Beginning on the second anniversary of Effective Time, Mr. Turner will resign from the New Pinnacle board of directors and the Pinnacle Bank board of directors and serve as special advisor to the Chief Executive Officer of New Pinnacle for a period of two (2) years.

At the Effective Time of the Merger, Mr. Turner became entitled to receive the change in control severance to which he was entitled in the event of an involuntary termination of employment under his employment agreement with the Company and Pinnacle Bank to which he was a party immediately prior to the Effective Time of the Merger (as described in greater detail elsewhere in this Annual Report on Form 10-K), a pro-rata target bonus for the year in which the Effective Time of the Merger occurred (based on a minimum of six months), and full vesting of any outstanding equity awards held by Mr. Turner as of the Effective Time, with any performance-based restricted share units deemed achieved based on maximum performance. Mr. Turner also received pursuant to the terms of the Turner letter agreement (i) a $22,800,000 non-compete payment in consideration for the four (4)-year non-compete covenant contained in the Turner letter agreement, which amount was payable within ten (10) days following the closing of the Merger and subject to repayment of up to 75% of such payment upon Mr. Turner’s material breach of the non-compete obligations, (ii) a success and continuity award of $8,500,000, payable twenty-six (26) months following the Effective Time of the Merger, subject to Mr. Turner’s continued service through such date, (iii) cash compensation of $500,000 per year, and (iv) during the four (4)-year term under the letter agreement, unlimited personal use of the corporate aircraft or, if New Pinnacle no longer owns the corporate aircraft, any company-chartered aircraft (e.g., NetJets), in either case subject to reimbursement at an agreed hourly rate, as well as office space and administrative assistant support.

During the initial two (2)-years of the term of the Turner letter agreement while Mr. Turner is serving as Chairman of the New Pinnacle board of directors and the Pinnacle Bank board of directors, he may only be removed from such positions by the affirmative vote of at least seventy-five percent (75%) of the entire New Pinnacle board of directors. Upon an involuntary termination of service at any point during the term, Mr. Turner will be entitled to payment of the remainder of the compensation owed under the Turner letter agreement. In addition to the non-competition covenant under the Turner letter agreement that runs for four (4) years from the Effective Time of the Merger, Mr. Turner is subject to four (4)-year customer and employee non-solicitation covenants and perpetual confidentiality obligations.

Mr. Turner also entered into a letter agreement with the Company and Pinnacle Bank in connection with the consummation of the Merger which provides for cash payments to Mr. Turner in lieu of the continuation of the health and welfare and tax preparation benefits to which he was entitled under the terms of his employment agreement to which he was a party immediately prior to the Effective Time of the Merger.

The Turner letter agreement supersedes the employment agreement with the Company and Pinnacle Bank to which Mr. Turner was a party as of immediately prior to the Effective Time of the Merger.

Letter Agreements with Robert A. McCabe, Jr. Pursuant to the terms of the McCabe letter agreement, Mr. McCabe will serve as Vice Chairman of the New Pinnacle and Pinnacle Bank boards of directors and Chief Banking Officer of New Pinnacle and Pinnacle Bank for one (1) year following the Effective Time of the Merger. Beginning on the first anniversary of the Effective Time of the Merger, Mr. McCabe will resign from the New Pinnacle and Pinnacle Bank boards of directors and as an employee of Pinnacle Bank and will serve as a consultant to New Pinnacle for a period of three (3) years.

At the Effective Time of the Merger, Mr. McCabe became entitled to receive the change in control severance to which he was entitled in the event of an involuntary termination of employment under his employment agreement with the Company and Pinnacle Bank to which he was a party immediately prior to the Effective Time of the Merger (as described in greater detail elsewhere in this Annual Report on Form 10-K), a pro-rata target bonus for the year in which the Effective Time of the Merger occurred (based on a minimum of six months), and full vesting of any outstanding equity awards held by Mr. McCabe as of the Effective Time of the Merger, with any performance-based awards deemed achieved based on maximum performance. Mr. McCabe also received pursuant to the terms of the McCabe letter agreement (i) an $8,100,000 non-compete payment in consideration for the four (4)-year non-compete covenant contained in the McCabe letter agreement, which amount was payable within ten (10) days of the closing of the Merger, subject to repayment of up to 75% of the payment upon Mr. McCabe’s material breach of the non-compete obligations, (ii) a cash compensation opportunity of $5,890,000 during the first year of the term of the McCabe letter agreement, and an annual consulting fee of $400,000 for each of the remaining three (3) years of the McCabe letter agreement, and (iii) personal use of the corporate aircraft up to $100,000 during the first year of the term of the McCabe letter agreement, as well as office space and administrative assistant support during the full four (4)-year term under the McCabe letter agreement.

On January 14, 2026, New Pinnacle, Pinnacle Bank and Mr. McCabe entered into an amendment to the McCabe letter agreement following consummation of the Merger. This amendment provides for changes to the form, but not the aggregate amount, of his target compensation opportunity pursuant to the McCabe letter agreement in respect of his continued employment as Chief Banking Officer of Pinnacle Bank. As amended, Mr. McCabe’s total compensation opportunity will remain $5,890,000, as set forth in the McCabe letter agreement, but his base salary will equal $3,465,000 and his target annual bonus opportunity will equal $2,426,000.

During the initial one year of the term of the McCabe letter agreement while Mr. McCabe is serving as Vice Chairman of the New Pinnacle and Pinnacle Bank boards of directors and Chief Banking Officer of New Pinnacle and Pinnacle Bank, he may only be removed from such positions by the affirmative vote of at least seventy-five percent (75%) of the entire New Pinnacle board of directors. Upon an involuntary termination of employment or service, as applicable, at any point during the term he will be entitled to payment of the remainder of the compensation owed under the McCabe letter agreement. In addition to the non-competition covenant that runs for four (4) years from the Effective Time of the Merger, Mr. McCabe will is subject to four (4)-year customer and employee non-solicitation covenants and perpetual confidentiality obligations.

Mr. McCabe also entered into a letter agreement with the Company and Pinnacle Bank in connection with the consummation of the Merger which provides for cash payments to Mr. McCabe in lieu of the continuation of the health and welfare and tax preparation benefits to which he was entitled under the terms of his employment agreement to which he was a party immediately prior to the Effective Time of the Merger.

The McCabe letter agreement, as amended, supersedes the employment agreement with the Company and Pinnacle Bank to which Mr. McCabe was a party as of immediately prior to the Effective Time the Merger.

Separation Agreement with Harold Carpenter

On January 1, 2026, the Company and Pinnacle Bank entered into a separation agreement with Mr. Carpenter. Pursuant to this separation agreement, Mr. Carpenter’s employment with the Company and Pinnacle Bank terminated immediately following the closing of the Merger, and Mr. Carpenter became entitled to receive a cash payment equal to the value of the change in control severance payments and benefits to which he would have been entitled in the event of an involuntary termination of Mr. Carpenter’s employment with Pinnacle Bank following a change of control under the employment agreement with the Company and the Bank to which he was a party immediately prior to Effective Time of the Merger (as described in greater detail elsewhere in this Annual Report on Form 10-K), as well as a pro-rata target bonus for the year in which the Effective Time of the Merger occurred (based on a minimum of six months). These amounts were required to be paid to him in a lump sum, less applicable withholdings, no later than ten business days following the closing of the Merger, or such later date as is necessary to avoid the application of penalties under Section 409A. Pursuant to the terms of his separation agreement, Mr. Carpenter was also paid a cash amount in lieu of health and welfare and tax preparation benefits to which he was entitled under the terms of his employment agreement. Pursuant to the terms of his separation agreement, Mr. Carpenter remains subject to the confidentiality and other restrictive covenant obligations set forth in the employment agreement to which he was a party immediately prior to the Effective Time of the Merger.

On January 14, 2026, New Pinnacle entered into a restrictive covenant agreement with Mr. Carpenter. Pursuant to this agreement, Mr. Carpenter has agreed not to compete with, or solicit the customers or employees of, New Pinnacle or any of its predecessors or affiliates for the period commencing on January 1, 2026 and ending on January 1, 2027. Mr. Carpenter has also agreed to cooperate with New Pinnacle on an as-needed basis for the same period of time. Mr. Carpenter is entitled to receive $2.0 million under the terms of this agreement, payable in two equal installments. The first installment was paid on January 30, 2026 and the second installment will be due on or immediately after January 1, 2027. Mr. Carpenter will be obligated to repay the portion of this payment already paid to him and forfeit any unpaid amounts in the event that he breaches the noncompetition covenant contained in the restrictive covenant agreement.

Letter Agreement with Richard D. Callicutt II

On December 30, 2025, Mr. Callicutt entered into a letter agreement with the Company related to his continued employment following the closing of the Merger. Pursuant to this letter agreement, Mr. Callicutt received a time-based restricted share unit award for 30,613 shares on December 30, 2025 that will vest in full on the second anniversary of the closing of the Merger, subject to Mr. Callicutt’s continued employment through such date, or upon Mr. Callicutt’s earlier qualifying termination of employment, including a termination of employment by New Pinnacle without “cause” or Mr. Callicutt’s resignation for “cause” (in each case within the meaning of his existing employment agreement with Company, which remains in effect). For purposes of the award, Mr. Callicutt acknowledged that he will not have “cause” to terminate his employment as a result of the closing of the Merger. Pursuant to the terms of this letter agreement, Mr. Callicutt was also entitled to receive a cash payment, in lieu of any similar payment under his employment agreement with the Company and the Bank to which he was a party immediately prior to the consummation of the Merger (as described in greater detail elsewhere in this Annual Report on Form 10-K) equal to the value of the change in control severance payments and benefits to which he would have been entitled in the event of an involuntary termination of employment under his existing employment agreement with the Company and the Bank, as well as a pro-rata target bonus for the year in which the Effective Time occurred (based on a minimum of six months). Such amounts were payable to him in a lump sum, less applicable withholdings, no later than ten business days following the closing of the Merger, or such later date as is necessary to avoid the application of penalties under Section 409A. Mr. Callicutt will remain subject to the confidentiality and other restrictive covenant obligations set forth in his existing employment agreement. Other than as modified by the terms of his letter agreement, Mr. Callicutt’s existing employment agreement with the Company and the Bank remains unchanged.

RETIREMENT AND OTHER BENEFITS

The NEOs are eligible to participate in the Company’s 401(k) plan along with all other team members of the Company. The NEOs are subject to the same salary deferral and Company match provisions as the other team members. At December 31, 2025, the Company did not sponsor a deferred benefit plan or any other deferred compensation retirement plan for the NEOs other than those that an NEO may have participated in prior to that person’s company being acquired by the Company. Mr. Callicutt was the only NEO that was a participant in any such plan, as he entered into a Salary Continuation Agreement with BNC prior to its merger with the Company and which the Company assumed in the merger. As described in more detail in the “Summary Compensation Table” below, Mr. Callicutt’s Salary Continuation Agreement provides for the payment of a defined monthly benefit to him for life once he reaches the age of 65, which he did on February 3, 2024. In addition, as discussed in the "Summary Compensation Table" below, the Board annually authorizes a limited amount of personal use of the Company's aircraft by Messrs. Turner, McCabe, Callicutt and Carpenter. In 2025, each of these executives was permitted to use the corporate aircraft for personal travel in amounts not to exceed $100,000 for Mr. Turner, $95,000 for Mr. McCabe, $25,000 for Mr. Callicutt and $15,000 for Mr. Carpenter. The amount of this benefit was deducted from each NEO's total equity compensation at target-level performance in 2025. If an NEO utilizes the corporate aircraft for personal use in excess of these amounts, he must pay the Company for such use. For more information concerning these matters, see the Summary Compensation Table located in this report.
EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS WITH OUR NAMED EXECUTIVE OFFICERS

At December 31, 2025, the Company had entered into employment agreements with each the Company’s NEOs serving as employees as of that date, other than Ms. Sumerlin, with whom, at that date, the Company had entered into a change in control agreement. The employment and change in control agreements, as amended, are described in more detail in the section of this Annual Report on Form 10-K titled "Employment, Salary Continuation and Change in Control Agreement." These agreements provided that each automatically renewed each year on January 1 unless the Compensation Committee (or, in the case of Ms. Sumerlin's agreement, Mr. Turner) or the executive gave notice of non-renewal prior to November 30 of the preceding year, in which case the agreement terminated thirty days later.

Historically, when considering whether to give notice of non-renewal, the Compensation Committee considered the need to be able to retain its executive officers, the impact of such executives on the Company’s performance over the period of its existence and the performance of the executives prior to the date of any notice. When considering the multiples of base salary and bonus that a terminated executive officer would be entitled to receive following his or her termination, either before (in the case of all of the NEOs other than Ms. Sumerlin) or after a change of control, the Compensation Committee also sought to provide benefits at a level that it believed would provide appropriate compensation for the executive officer in the event of consummation of a transaction that, although possibly detrimental to the individual’s employment prospects with the resulting company, would be beneficial to the Company’s shareholders.

The Compensation Committee believes that the protections afforded in the employment and change in control agreements were reasonable and, together with long-term incentive award terms, are an important element in retention of the executive officers who are a party to such agreements.

For a discussion of impact of the Merger on the employment agreements and change in control agreements for our NEOs, see the section titled "EXECUTIVE COMPENSATION - MERGER-RELATED COMPENSATION ACTIONS" on page 163 of this Annual Report on Form 10-K.

CLAWBACK OF INCENTIVE AWARDS

Pursuant to the 2025 AIP, upon the approval of the Board or the Compensation Committee, payments under the 2025 AIP paid to an associate, including an NEO, will be subject to recovery and “clawback” by the Company, and repaid by such employee, if the payments are based on materially inaccurate financial statements or other materially inaccurate performance metric criteria. In addition, Section 304 of the Sarbanes-Oxley Act of 2002 requires the recovery of incentive awards from our Chief Executive Officer and Chief Financial Officer if the Company is required to restate its financial statements due to material noncompliance with any financial reporting requirements as a result of misconduct. In addition, on October 17, 2023, the Board, acting upon recommendation of the Compensation Committee, approved an Amended and Restated Compensation Recovery Policy applicable to the Company’s officers who file reports pursuant to Section 16 of the Exchange Act, which policy provides that the Compensation Committee shall, subject to certain limited exceptions, recover any incentive-based compensation (including performance-based equity compensation) paid to the officer during the three completed years immediately preceding the date on which the Company is required to prepare a restatement of its financial statements due to material noncompliance with any financial reporting requirement under the securities laws or accounting rules (other than as a result of changes in such laws/rules), including any required accounting restatement (i) to correct an error in previously issued financial statements that is material to the previously issued financial statements, or (ii) that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The amount recoverable shall be determined by the Compensation Committee, and will generally equal the amount the original award exceeds the amount the award would have been had it been calculated in accordance with the restated financial statements, subject to the application of any discretionary adjustments made by the Compensation Committee at the time of the certification of the results for the original award. The foregoing summary is qualified by reference to our Amended and Restated Compensation Recovery Policy, a copy of which can be found as an exhibit to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

FEDERAL INCOME TAX DEDUCTIBILITY LIMITATIONS

Section 162(m) of the Internal Revenue Code generally disallows a federal income tax deduction for compensation over $1 million paid for any fiscal year to the CEO and specified other executive officers. Due to the continued importance and benefit to the Company and our shareholders of awarding compensation that is structured to properly incentivize our executive officers, the Committee believes that it is in our best interests to retain flexibility in awarding compensation, even if some awards may be non-deductible compensation expenses to the Company.

ADDITIONAL COMPENSATION CONSIDERATIONS

Role of the Compensation Consultant and Peer Group Determination

Beginning in 2010 and up through the time of the consummation of the Merger, the Compensation Committee utilized the consulting services of McLagan, a part of the Human Capital Solutions practice of Aon plc, to help facilitate the executive officer compensation process. McLagan representatives routinely attended the Compensation Committee meetings during the firm's engagement and provided consulting services to the Compensation Committee through the filing of this Annual Report on Form 10-K. During the firm's engagement, a McLagan representative was in attendance when the Compensation Committee voted on executive officer compensation. McLagan reported directly to the Compensation Committee, which retained sole authority to select, retain, terminate, and approve the fees and other retention terms of its relationship with McLagan. During the firm's engagement, McLagan was very involved in the determination of an appropriate peer group for purposes of comparing the NEOs’ compensation and any adjustments that should be made to keep the peer group consistent with the Company’s strategies and objectives. The peer group for 2025 was as follows:

PEER BANK COMPANY	HEADQUARTERS	PEER BANK COMPANY	HEADQUARTERS
Comerica Inc.	Dallas, TX	BOK Financial Corp.	Tulsa, OK
First Horizon Corp.	Memphis, TN	Hancock Whitney Corporation	Gulfport, MS
Zions Bancorp. NA	Salt Lake City, UT	Bank United Inc.	Miami Lakes, FL
Synovus Financial Corp.	Columbus, GA	Commerce Bancshares, Inc.	Kansas City, MO
Cullen/Frost Bankers Inc.	San Antonio, TX	Associated Banc-corp	Green Bay, WI
Wintrust Financial Corp.	Rosemont, IL	Cadence Bank	Tupelo, MS
Valley National Bancorp	New York, NY	United Bankshares Inc.	Charleston, WV
South State Corporation	Winter Haven, FL	Fulton Financial Corporation	Lancaster, PA
F.N.B. Corporation	Pittsburgh, PA	Bank OZK	Little Rock, AR
UMB Financial Corporation	Kansas City, MO	Simmons First National Corporation	Pine Bluff, AR
Prosperity Bancshares, Inc.	Houston, TX

The Compensation Committee and McLagan, as a matter of practice, compared the Company’s actual results on a GAAP basis and on an adjusted basis to the reported GAAP results of the companies in the peer group in order to validate its compensation philosophy in setting compensation for future periods and the continued emphasis on period-to-period earnings growth, ROATCE, TBV Accretion and other profitability metrics.

In 2025, the Compensation Committee reviewed its relationship with McLagan and considered McLagan’s independence in light of all relevant factors, including those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Exchange Act. The Compensation Committee received a report from McLagan addressing its independence, including the following factors: (1) other services provided to the Company by McLagan; (2) fees paid by the Company as a percentage of McLagan’s total revenue; (3) policies or procedures maintained by McLagan that are designed to prevent a conflict of interest; (4) any business or personal relationships between McLagan’s senior advisors and a member of the Compensation Committee; (5) any Common Stock owned by the senior advisors; and (6) any business or personal relationships between the executives and the senior advisors. The Compensation Committee discussed these considerations and concluded that the work performed by McLagan and McLagan’s senior advisors involved in the engagements did not raise any conflict of interest.

Role of Management

The Chief Executive Officer and the Chief Financial Officer also provide some input into compensation as it relates to all senior executives and internal forecasts. Neither the Chief Executive Officer nor the Chief Financial Officer are involved in the Compensation Committee deliberations regarding the CEO or other NEO compensation and are not present when the Compensation Committee votes on NEO compensation.

Risk Assessment of Executive Compensation Program

In 2025, the Compensation Committee reviewed the Company’s 2025 AIP, 2025 LTI awards, and the various employment and change in control agreements to which the Company’s senior executive officers were a party with the Company’s Chief Risk Officer, for the following purposes:
(i)to identify any features in any senior executive compensation plan or employee compensation plan that pose imprudent risks to the Company and limit those features to ensure the Company is not unnecessarily exposed to risks; and
(ii)to identify and limit any features that would encourage the manipulation of reported earnings of the Company to enhance the compensation of any associate.

Role of the Compensation Committee

Messrs. Farnsworth, Burns and Thompson, all independent directors, served on the Compensation Committee through December 31, 2025. During 2025, the Compensation Committee made all compensation decisions for the Company’s NEOs, including establishing the framework for how these executives were compensated, and approved recommendations regarding equity awards to all team members, including the executive officers, of the Company. The duties and responsibilities of the Compensation Committee during 2025 included, among other things:
•overseeing the Company’s overall NEO compensation philosophy for the Company’s executive officers and other employees as the Company may determine;
•measuring performance with respect to established goals and objectives;
•designing the components for all NEO compensation;
•reviewing the Company’s NEO plans and the risks these plans pose to the Company; and
•establishing compensation for the Company’s NEOs.

COMPENSATION COMMITTEE REPORT

The Members of New Pinnacle's board of directors that were members of Pinnacle Financial's Human Resources and Compensation Committee as of December 31, 2025 have reviewed and discussed this Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and based on such review and discussions, recommended this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Thomas C. Farnsworth, III, Chairman
Gregory L. Burns, Member
G. Kennedy Thompson, Member

2025 SUMMARY COMPENSATION TABLE

The table below sets forth a summary of the compensation awarded to, earned by or paid to each of (i) the Company’s Chief Executive Officer during 2025; (ii) the Company’s Chief Financial Officer during 2025; and (iii) the other three highest paid executive officers of the Company whose total compensation exceeded $100,000 for fiscal 2025 and who were employed as executive officers at December 31, 2025 (collectively, the “Named Executive Officers”). This table is presented as required by SEC rules. However, it includes amounts that may be realized in completely different amounts in the future depending on a variety of factors such as performance of the business, fluctuations in share price, etc.

2025 Summary Compensation Table

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)(1)	STOCK AWARDS ($)(2)	OPTION AWARDS ($)	CHANGE IN PENSION VALUE AND NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($)(3)	ALL OTHER COMPENSATION ($)(4)	TOTAL ($)
M. Terry Turner President and Chief Executive Officer	2025	$1,256,000	$—	$1,961,829	$3,273,598	$—	$—	$120,027	$6,611,454
	2024	$1,219,000	$—	$1,314,082	$3,526,372	$—	$—	$128,865	$6,188,319
	2023	$1,217,000	$—	$829,994	$3,504,450	$—	$—	$126,121	$5,677,565
Robert A. McCabe, Jr. Chairman of the Board and Chairman of Tennessee	2025	$1,193,000	$—	$1,863,656	$3,110,484	$—	$—	$119,781	$6,286,921
	2024	$1,158,000	$—	$1,245,324	$3,350,053	$—	$—	$140,503	$5,893,880
	2023	$1,156,000	$—	$788,392	$3,329,228	$—	$—	$132,075	$5,405,695
Richard D. Callicutt, II Chairman of the Carolinas and Virginia	2025	$821,000	$—	$923,631	$4,195,395	$—	$—	$23,974	$5,964,000
	2024	$797,000	$—	$624,848	$1,327,652	$—	$—	$42,379	$2,791,879
	2023	$765,000	$—	$379,440	$1,319,381	$—	$293,248	$20,033	$2,777,102
Harold R. Carpenter Chief Financial Officer	2025	$644,000	$—	$724,266	$935,333	$—	$—	$34,180	$2,337,779
	2024	$625,000	$—	$490,031	$1,037,210	$—	$—	$24,260	$2,176,501
	2023	$600,000	$—	$297,600	$953,514	$—	$—	$20,033	$1,871,147
Charissa D. Sumerlin Chief Credit Officer	2025	$517,500	$—	$388,125	$1,577,645	$—	$—	$13,071	$2,496,341
	2024	$434,500	$—	$170,297	$26,007	$—	$—	$10,123	$640,927
(1)Non-Equity Incentive Plan Compensation - Reflects for each of the Named Executive Officers compensation attributable to the Company’s AIP. The table below sets forth for each Named Executive Officer the actual and target payouts under the 2025 AIP, 2024 AIP and 2023 AIP, as applicable, expressed as a percentage of base salary. Actual payouts for 2025 equated to 125% of the target award amounts available under the 2025 AIP. Payout of cash incentive compensation occurs upon achievement of certain soundness and Company performance thresholds as determined by the Compensation Committee.

	PAYOUT AWARDS AS A PERCENTAGE OF BASE SALARY
	TURNER	MCCABE	CALLICUTT	CARPENTER	SUMERLIN
2025% Target Payout	125%	125%	90%	90%	60%
2025% Actual Payout (125% of Target)	156.25%	156.25%	112.5%	112.5%	75%
2024% Target Payout	110%	110%	80%	80%	40%
2024% Actual Payout (98% of Target)	108%	108%	79%	79%	39%
2023% Target Payout	110%	110%	80%	80%	NA
2023% Actual Payout (62% of Target)	68%	68%	50%	50%	NA

(2)Stock Awards. For fiscal years 2025, 2024 and 2023, the "Stock Awards" column represents the aggregate grant date fair value of the time-based vesting restricted stock units ("RSUs") and the performance-based vesting restricted stock units ("PSUs") granted in January 2025, January 2024 and January 2023, respectively. To calculate the grant date fair value of the PSUs granted in 2025, 2024 and 2023 which include peer relative performance metrics and, for awards to each of the NEOs other than Ms. Sumerlin for 2023 and 2024, a relative TSR modifier, the Company utilized a Monte Carlo valuation prepared by an independent third party and multiplied the adjusted closing price of the Company’s common stock on the date of grant resulting from the Monte Carlo valuation ($129.19 for 2025, $88.32 for 2024, $73.33 for 2023) by the number of performance units that were expected to vest based on the probable outcome of the performance results (i.e., target level of performance). The grant date fair value of the PSUs granted in 2025, 2024 and 2023 was calculated in accordance with the requirements of Accounting Standards Codification Topic 718 (ASC 718). There is no post-vest holding period applicable to the PSUs granted in 2025, 2024 and 2023 and, accordingly, there was no illiquidity discount applied to the calculation of the grant date fair value of these PSUs.

All PSUs reported are subject to forfeiture if the applicable minimum performance thresholds are not achieved. The PSUs are also subject to forfeiture if the average of the Bank’s NPA ratio at December 31, 2025, 2026 and 2027 for the PSUs granted in 2025, the average of the Bank’s NPA ratio at December 31, 2024, 2025 and 2026 for the PSUs granted in 2024 and the average of the Bank's NPA ratio at December 31, 2023, 2024 and 2025 for the PSUs granted in 2023 is not less than a level established by the Compensation Committee at the time of the grant. The reported amounts included in the column above with respect to the PSUs do not necessarily reflect the actual amounts that were paid to or that could have been realized by the Named Executive Officer at December 31, 2025.

For Mr. Callicutt and Ms. Sumerlin, for fiscal year 2025 the “Stock Awards” column also represents the grant date fair value of time-based restricted share units granted December 30, 2025 (the “2025 Retention RSUs”), which, in the case of Mr. Callicutt, were granted pursuant to the letter agreement he entered into with the Company in December 2025 as described in more detail in “EXECUTIVE COMPENSATION – MERGER-RELATED COMPENSATION ACTIONS – Letter Agreement with Richard D. Callicutt II” beginning on page 163 of this Annual Report on Form 10-K. The 2025 Retention RSUs contain forfeiture restrictions that lapse in full on January 2, 2028, the second anniversary of the closing date of the Merger.

The RSUs granted in each of 2025 (other than the 2025 Retention RSUs), 2024 and 2023 contain forfeiture restrictions that lapse in one-third pro rata increments on each of the first three anniversaries of the grant date of the award. Consequently, to calculate the grant date fair value of these awards in accordance with the requirements of ASC 718, the Company multiplied the closing price of the Company’s common stock on the date of grant by the number of RSUs granted.

The following table summarizes the elements included in the "Stock Awards" column reported for fiscal year 2025:

Aggregate Grant Date Fair Value of the PSU & RSU Awards Granted in 2025 ($)
M. Terry Turner	$3,273,598 consisting of:
•$2,328,521 for 2025 PSUs
•$945,077 for 2025 RSUs
Robert A. McCabe, Jr.	$3,110,484 consisting of:
•$2,212,508 for 2025 PSUs
•$897,976 for 2025 RSUs
Richard D. Callicutt, II	$4,195,395 consisting of:
•$850,199 for 2025 PSUs
•$345,122 for 2025 RSUs
•$3,000,074 for 2025 Retention RSUs
Harold R. Carpenter	$935,333 consisting of:
•$665,329 for 2025 PSUs
•$270,004 for 2025 RSUs
Charissa D. Sumerlin	$1,577,645 consisting of:
•$517,535 for 2025 PSUs
•$210,058 for 2025 RSUs
•$850,052 for 2025 Retention RSUs

The amounts for the PSUs reported in the table above reflect the grant date fair value computed in accordance with ASC 718 based upon the probable outcome of the performance conditions as of the grant date (i.e. target level of performance), as applicable. Assuming the maximum level of performance achievement as of the grant date, the aggregate grant date fair value of the PSUs granted in 2025 would have been: Mr. Turner - $5,588,372, Mr. McCabe - $5,309,838, Mr. Callicutt - $2,040,298, Mr. Carpenter - $1,596,659 and Ms. Sumerlin - $1,241,903. For a more complete description of the RSUs and the PSUs granted in 2025, please see "EXECUTIVE COMPENSATION-2025 EXECUTIVE COMPENSATION - Long Term Incentive (LTI) Equity Awards".

(3)In connection with the closing of the Company’s acquisition of BNC, Pinnacle Bank assumed the Salary Continuation Agreement dated as of December 12, 2016, between Mr. Callicutt and Bank of North Carolina (the “Salary Continuation Agreement”), and the benefits and obligations thereunder. Mr. Callicutt was fully vested in the full benefit payable under the Salary Continuation Agreement upon consummation of the merger. Under the Salary Continuation Agreement, upon his attainment of the age of 65, which occurred on February 3, 2024, Mr. Callicutt became entitled to receive an initial payment of $325,000 annually, payable in equal monthly installments. This benefit is payable for life and will increase by 1.50% annually. The Compensation Committee does not consider these accruals and benefits when it makes current year compensation decisions. Of the amounts in this column, $243,161 reflects the year-over-year change in the actuarial present value of the accumulated benefit under the Salary Continuation Agreement in 2023. The amount for 2025 and 2024 each reflect $0 due to the initiation of payments to Mr. Callicutt in the aggregate amount of $329,569 and $271,250 under the Salary Continuation Agreement in 2025 and 2024, respectively, which offset a $80,864 and $114,141 increase in the actuarial present value, respectively, resulting in a net decrease of $248,705 and $157,109, resepctively, in actuarial present value of the accumulated benefit. For more information regarding this plan see “Employment, Salary Continuation and Change of Control Agreements” below.

In settlement of certain of Mr. Callicutt’s benefits under his employment agreement with BNC, he was paid by BNC an initial cash payment of     $1,996,667 prior to the closing of the BNC merger and, upon his termination of employment from the Company and Pinnacle Bank, the Company and Pinnacle Bank are obligated under the terms of the employment agreement to pay Mr. Callicutt an additional cash payment of $763,333 (the “Deferred Payment”) payable in ten equal monthly installments commencing on the first business day on or after the 90th day following the date of termination. Between June 16, 2017, the effective date of his employment agreement, and the full payment of the Deferred Payment, interest accrues on the unpaid portion of the Deferred Payment. The interest rate utilized in 2025 was equal to the 30-day SOFR rate as in effect from time to time plus 150 basis points. Of the amounts in this column, $45,000, $51,590 and $50,087 reflect the interest accrued on the Deferred Payment in 2025, 2024 and 2023, respectively.

(4)Other Compensation - The Company provides the Named Executive Officers with other forms of compensation. The following is a listing of various types of other compensation that the Company has not used ever (except in the case of supplemental retirement plans assumed in connection the Company’s acquisitions), but may consider in the future to award its executives. As discussed above, Mr. Callicutt is a party to the Salary Continuation Agreement that he entered into with BNC and is entitled to a certain amount of deferred compensation under his employment agreement. We believe that including a listing of forms of compensation that we currently do not use is beneficial to investors as they compare our compensation elements to those of other organizations.

	TURNER	MCCABE	CALLICUTT	CARPENTER	SUMERLIN
Supplemental retirement plans	NA	NA	Yes	NA	NA
Pension plan	NA	NA	NA	NA	NA
Deferred compensation	NA	NA	Yes	NA	NA
Board fees	No	No	No	NA	NA

Group benefit package - All Company team members, including the Named Executive Officers, participate in the Company’s group benefit package which     includes customary medical and dental benefits, group life, group disability, healthcare and dependent care reimbursement plans, 401k plan, etc. The Named Executive Officers receive no incremental employee benefits that are not offered to other Company team members, other than each Named Executive Officer has an enhanced long-term disability policy that provides incremental coverage over the group policy maximums, and the Company pays premiums on an additional $500,000 term life insurance policy for Mr. Turner and an additional $500,000 term life insurance policy for Mr. McCabe. The premiums for those additional life insurance policies were $3,740 and $5,310, respectively, in 2025. The following is a summary of the expense the Company incurred during 2025, 2024 and 2023 to provide a 401k plan match to our Named Executive Officers, the cost of the enhanced long-term disability policies in 2025, 2024 and 2023 and the cost of premiums on life insurance policies for the Named Executive Officers, including the additional policies discussed above:

	TURNER	MCCABE	CALLICUTT	CARPENTER	SUMERLIN
2025
401k match	$14,000	$14,000	$14,000	$14,000	$11,213
Long-term disability policy	616	616	616	616	616
Life Insurance	11,124	11,124	6,858	6,858	1,242
2024
401k match	$13,800	$13,800	$13,800	$13,800	$8,211
Long-term disability policy	616	616	616	616	616
Life Insurance	6,858	11,124	6,858	6,858	810
2023
401k match	$13,200	$13,200	$13,200	$13,200	NA
Long-term disability policy	769	769	769	769	NA
Life Insurance	6,858	11,124	3,564	3,564	NA

Paid time off - Each Named Executive Officer receives an allotment of 30 days for paid time off each year (excluding holidays). The Company does not provide sick leave for any associate, including the Named Executive Officers. Additionally, team members, including the Named Executive Officers, are not permitted to carryover unused paid time off into a subsequent fiscal year.

Other Executive perquisites - The Company provided the following perquisites to the Named Executive Officers in 2025:

	TURNER	MCCABE	CALLICUTT	CARPENTER	SUMERLIN
Company provided vehicles	No	No	No	No	No
Automobile allowance	$13,200/year	$13,200/year	No	No	No
Parking allowances	No	No	No	No	No
Personal tax return fees	$2,500	$2,500	$2,500	$2,500	No
Health club membership	No	No	No	No	No
Country club membership	No	No	No	No	No
Corporate aircraft(a)	$78,587	$78,341	$—	$10,206	$—

(a)The Company has acquired aircraft to be used primarily for corporate purposes. The Board of Directors has also authorized personal use of the aircraft by Messrs. Turner, McCabe, Callicutt and Carpenter. In 2025, each of these executives was permitted to use the corporate aircraft for personal travel in amounts not to exceed $100,000 for Mr. Turner, $95,000 for Mr. McCabe, $25,000 for Mr. Callicutt and $15,000 for Mr. Carpenter. The Company’s policy is that when considering the amount of executive compensation awarded for personal aircraft use of the Company's aircraft the Company will include the average hourly costs of fuel, warranty programs, repairs and maintenance, landing and parking fees, costs for repositioning the aircraft, crew expenses, and supplies. Fixed costs that would be incurred in any event to operate the aircraft, such as aircraft purchase costs, aircraft management fees, flight crew salaries and training, and aircraft insurance are not included in the incremental cost. For tax purposes, income for personal use is imputed based on a multiple of the Standard Industry Fare Level rates. Messrs. Turner, McCabe, Callicutt and Carpenter are each responsible for any taxes in connection with his personal use of the corporate aircraft and are not reimbursed for these taxes.

GRANTS OF PLAN-BASED AWARDS IN 2025
The following table provides information about plan-based awards granted to the Named Executive Officers during 2025.

Grants of Plan-Based Awards in 2025

			ESTIMATED POSSIBLE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS(1)			ESTIMATED FUTURE PAYOUTS UNDER EQUITY INCENTIVE PLAN AWARDS(2)
NAME AND PRINCIPAL POSITION	AWARD TYPE	GRANT DATE	THRESHOLD	TARGET	MAXIMUM	THRESHOLD	TARGET	MAXIMUM	ALL OTHER STOCK AWARDS: NUMBER OF SHARES OF STOCK OR UNITS (#)	ALL OTHER STOCK AWARDS: NUMBER OF SECURITIES UNDERLYING OPTIONS (#)	EXERCISE OR BASE PRICE OF OPTION AWARDS ($/SHARE)	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS(5)
M. Terry Turner President and Chief Executive Officer	Annual Cash Incentive	NA	—	$1,570,000	$1,962,500	—	—	—	—	—	—	$—
	RSUs	1/23/2025	—	—	—	—	—	—	7,725 (3)	—	—	945,077
	PSUs	1/23/2025	—	—	—	—	18,024	43,257	—	—	—	2,328,521
Robert A. McCabe, Jr. Chairman of the Board	Annual Cash Incentive	NA	—	$1,491,250	$1,864,063	—	—	—	—	—	—	$—
	RSUs	1/23/2025	—	—	—	—	—	—	7,340 (3)	—	—	897,976
	PSUs	1/23/2025	—	—	—	—	17,126	41,101	—	—	—	2,212,508
Richard D. Callicutt, II Chairman of the Carolinas and Virginia	Annual Cash Incentive	NA	—	$738,900	$923,625	—	—	—	—	—	—	$—
	RSUs	1/23/2025	—	—	—	—	—	—	2,821 (3)	—	—	345,122
	RSUs	12/30/2025	—	—	—	—	—	—	30,613 (4)	—	—	3,000,074
	PSUs	1/23/2025	—	—	—	—	6,581	15,793	—	—	—	850,199
Harold R. Carpenter Chief Financial Officer	Annual Cash Incentive	NA	—	$579,600	$724,500	—	—	—	—	—	—	$—
	RSUs	1/23/2025	—	—	—	—	—	—	2,207 (3)	—	—	270,004
	PSUs	1/23/2025	—	—	—	—	5,150	12,359	—	—	—	665,329
Charissa D. Sumerlin Chief Credit Officer	Annual Cash Incentive	NA	—	$310,500	$388,125	—	—	—	—	—	—	$—
	RSUs	1/23/2025	—	—	—	—	—	—	1,717 (3)	—	—	210,058
	RSUs	12/30/2025	—	—	—	—	—	—	8,674 (4)	—	—	850,052
	PSUs	1/23/2025	—	—	—	—	4,006	9,613	—	—	—	517,535
(1)This column shows separately the possible payouts to the Named Executive Officers under the 2025 AIP assuming target and maximum levels of performance. Actual amounts paid in December 2025 to the Named Executive Officers under the 2025 AIP are reflected in the Summary Compensation Table above under the column “Non-Equity Incentive Plan Compensation.” Pursuant to the terms of the 2025 AIP, the Compensation Committee had the authority to increase or decrease the amount paid to the Named Executive Officer under the plan by up to 10% based on individual performance of the Named Executive Officer, but did not do so related to payouts under the 2025 AIP.
(2)For the PSUs granted in 2025, the amounts set forth in the “target” and “maximum” columns, could be earned, if at all, based on the Company’s performance over the three-year performance period ending December 31, 2027 for each of average annual return on average tangible common equity (“ROATCE”) and tangible book value per share accretion for the three-year performance period (“TBV Accretion") measured against ROATCE (“Relative ROATCE”) and TBV Accretion (“Relative TBV Accretion”) for a group of peer companies over the same performance period. Such earned units, thereafter could be adjusted positively or negatively by up to 20% based on the Company’s total shareholder return performance against the KBW Regional Banking Index over the period from January 23, 2025 through January 24, 2028 (the “Relative TSR Modifier”). At "maximum" level of performance, each Named Executive Officer, could earn 200% of the "target" amount of the PSUs disclosed above before the application of the Relative TSR Modifier. Amounts reported above for the PSUs granted in 2025 for “target” level payout assume no positive or negative adjustment on account of the Relative TSR Modifier, where applicable, while the amounts reported for “maximum” level payout for the 2025 PSUs assume a full 20% positive adjustment on account of the Relative TSR Modifier. Such PSUs, if earned, were to be settled in a like number of shares of the Company’s common stock following certification of the Company’s results compared to the peer companies in the peer group and determination by the Compensation Committee subsequent to the performance period that the average ratio of Pinnacle Bank’s nonperforming assets to its loans plus other real estate owned (“NPA Ratio”) as of each of the three years ended December 31, 2025, 2026 and 2027 is not in excess of the targeted NPA Ratio described in the award agreement.
(3)Reflects awards of time-based vesting restricted stock units which were to vest ratably, subject to continued employment, each year over a three year period from the date of the grant. See "EXECUTIVE COMPENSATION - MERGER-RELATED COMPENSATION ACTIONS - Equity Grants in Connection with Merger" beginning on page 163 of this Annual Report on Form 10-K.
(4)Reflects awards of 2025 Retention RSUs to Mr. Callicutt and Ms. Sumerlin which vest, subject to continued employment, on January 2, 2028, the second anniversary of the closing date of the Merger.
(5)Amounts in this column were calculated in accordance with ASC 718 based upon the probable outcome of the performance conditions as of the grant date (i.e. target level of performance), as applicable. Assuming the maximum level of performance achievement as of the grant date, the aggregate grant date fair value of the PSUs would have been: Mr. Turner - $5,588,372, Mr. McCabe - $5,309,838, Mr. Callicutt - $2,040,298, Mr. Carpenter - $1,596,659 and Ms. Sumerlin - $1,241,903. For a more complete description of the RSUs and PSUs granted in 2025, please see "EXECUTIVE COMPENSATION-2025 EXECUTIVE COMPENSATION- Long Term Incentive (LTI) Equity Awards" and "EXECUTIVE COMPENSATION - MERGER-RELATED COMPENSATION ACTIONS" elsewhere in this Annual Report on Form 10-K. In connection with the consummation of the Merger and pursuant to the terms of the Merger Agreement, the Compensation Committee approved the vesting of all outstanding and unvested time-based restricted share units (other than the 2025 Retention RSUs granted to Mr. Callicutt and Ms. Sumerlin) and performance-based restricted share units, with the performance-based share units vesting at maximum payout levels, in each case, as of the Effective Time of the Merger.

OUTSTANDING EQUITY AWARDS AT 2025 FISCAL YEAR END

The following table summarizes information with respect to equity award holdings by the Named Executive Officers as of December 31, 2025.

Outstanding Equity Awards at 2025 Fiscal Year End

NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS (#)	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)(1)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)(2)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#)(3)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED ($)(2)
M. Terry Turner	—	—	—	—	—	20,673	$1,972,411	192,673	$18,382,931
Robert A. McCabe, Jr.	—	—	—	—	—	19,640	1,873,852	183,047	17,464,514
Richard D. Callicutt, II	—	—	—	—	—	38,308	3,654,966	72,044	6,873,718
Harold R. Carpenter	—	—	—	—	—	5,908	563,682	54,512	5,200,990
Charissa D. Sumerlin	—	—	—	—	—	10,487	1,000,565	10,071	960,874

(1)Includes RSUs granted in January 2023, January 2024 and January 2025 that were to vest in three equal annual installments beginning on January 19, 2024 in the case of the RSUs granted in January 2023, January 18, 2025 in the case of the RSUs granted in January 2024 and January 23, 2026 in the case of the RSUs granted in January 2025. Also includes 2025 Retention RSUs granted to Mr. Callicutt and Ms. Sumerlin on December 30, 2025.
(2)Market value is determined by multiplying the closing market price of the Company’s common stock ($95.41) on December 31, 2025 by the number of shares. With respect to unvested PSUs, represents the market value as of December 31, 2025 of the number of shares issuable upon achievement of the maximum performance goal (including, if applicable, full application of the 20% positive adjustment based on the TSR modifier). In connection with the consummation of the Merger and pursuant to the terms of the Merger Agreement, the Compensation Committee approved the vesting of all outstanding RSUs (other than the 2025 Retention RSUs granted to Mr. Callicutt and Ms. Sumerlin) and PSUs, with the PSUs vesting at maximum payout levels, in each case, as of the Effective Time of the Merger.
(3)The following information details the vesting status of the unvested RSUs and PSUs as of December 31, 2025 for the Named Executive Officers:

GRANT DATE AND UNVESTED AWARDS		VESTING CRITERIA

1/19/23 RSU Award		Represents time-based vesting restricted stock units granted on January 19, 2023 of which 33.33% vested on January 19, 2024 and January 19, 2025 and of which the remaining 33.33% vested on January 1, 2026 with the approval of the Compensation Committee in connection with the consummation of the Merger.
Turner	4,840
McCabe	4,598
Callicutt	1,822
Carpenter	1,317
Sumerlin	36
1/19/23 PSU Award
Represents PSUs granted on January 19, 2023 for which the three-year performance period ended December 31, 2025. Other than the awards for Ms. Sumerlin, whose awards could not be earned above target level of performance and did not include the TSR modifier, maximum levels of performance are assumed for the entire amount of this award for purposes of this presentation, including application of a full 20% positive adjustment based on the TSR Modifier. In connection with the consummation of the Merger, the Compensation Committee approved the vesting of the maximum number of PSUs effective January 1, 2026.

Turner	81,310
McCabe	77,245
Callicutt	30,611
Carpenter	22,121
Sumerlin	249

1/18/24 RSU Award		Represents time-based vesting restricted stock units granted on January 18, 2024 of which 33.33% vested on January 18, 2025 and of which the remaining units vested on January 1, 2026 with the approval of the Compensation Committee in connection with the consummation of the Merger.
Turner	8,108
McCabe	7,702
Callicutt	3,052
Carpenter	2,384
Sumerlin	60

GRANT DATE AND UNVESTED AWARDS		VESTING CRITERIA
1/18/24 PSU Award
Represents PSUs granted on January 18, 2024 for which the three-year performance period had not been completed at December 31, 2025. Other than the awards for Ms. Sumerlin, whose awards could not be earned above target level of performance and did not include the TSR modifier, maximum levels of performance are assumed for the entire amount of this award for purposes of this presentation, including application of a full 20% positive adjustment based on the TSR Modifier. In connection with the consummation of the Merger, the Compensation Committee approved the vesting of the maximum number of PSUs effective January 1, 2026.

Turner	68,106
McCabe	64,701
Callicutt	25,640
Carpenter	20,032
Sumerlin	209
1/23/25 RSU Award		Represents time-based vesting restricted stock units granted on January 23, 2025 which 100% vested on January 1, 2026 with the approval of the Compensation Committee in connection with the consummation of the Merger.
Turner	7,725
McCabe	7,340
Callicutt	2,821
Carpenter	2,207
Sumerlin	1,717
1/23/25 PSU Award
Represents PSUs granted on January 23, 2025 for which the three-year performance period had not been completed at December 31, 2025. Maximum levels of performance are assumed for the entire amount of this award for purposes of this presentation, including application of a full 20% positive adjustment based on the TSR Modifier. In connection with the consummation of the Merger, the Compensation Committee approved the vesting of the maximum number of PSUs effective January 1, 2026.

Turner	43,257
McCabe	41,101
Callicutt	15,793
Carpenter	12,359
Sumerlin	9,613
12/30/25 Retention RSU Award		Represents time-based restricted share units granted on December 30, 2025 which will vest, subject to continued employment, on January 2, 2028, the second anniversary of the closing date of the Merger.
Callicutt	30,613
Sumerlin	8,674

SERP BENEFITS

NAME	TYPE OF PLAN	YEARS OF CREDITED SERVICE	PRESENT VALUE OF ACCUMULATED BENEFIT	PAYMENTS MADE IN 2025
Richard D. Callicutt, II	SERP		$5,437,755	$329,569

In connection with the BNC merger, Pinnacle Bank assumed the Salary Continuation Agreement for the benefit of Mr. Callicutt. Mr. Callicutt was fully vested in his benefit under the Salary Continuation Agreement upon consummation of the BNC acquisition. Under the Salary Continuation Agreement, upon his attainment of the age of 65, which occurred on February 3, 2024, Mr. Callicutt began receiving an initial payment of $325,000 annually, payable in equal monthly installments. This benefit is payable for life and increases by 1.50% annually. During 2025, Mr. Callicutt received $329,569 in payments under the Salary Continuation Agreement.

The present value of the accumulated benefit is determined in accordance with the Company’s discount rate policy and pursuant to the Interagency Advisory on Accounting for Deferred Compensation Agreements and Bank Owned Life Insurance. The discount rate is determined based on comparable underlying investments with comparable risk and expected duration.

OPTION EXERCISES AND STOCK VESTED

The following table summarizes information for the Named Executive Officers concerning vesting of RSUs and PSUs during the fiscal year ended December 31, 2025, including (i) the number of shares of stock received from the vesting of PSUs earned based on fiscal 2025 performance; and (ii) the aggregate dollar value realized upon the vesting of such RSUs and PSUs. No Named Executive Officer exercised any stock options in fiscal 2025. For additional information see "EXECUTIVE COMPENSATION-Compensation Discussion and Analysis- 2025's Impact on Previously Issued Performance Unit Awards."

	OPTION AWARDS		STOCK AWARDS
NAME	NUMBER OF SHARES ACQUIRED ON EXERCISE (#)	VALUE REALIZED ON EXERCISE ($)	NUMBER OF SHARES ACQUIRED ON VESTING (#)(1)(2)	VALUE REALIZED ON VESTING ($)(3)
M. Terry Turner	—	—	147,822	$15,600,415
Robert A. McCabe, Jr.	—	—	143,507	$15,132,055
Richard D. Callicutt, II	—	—	70,362	$7,348,866
Harold R. Carpenter	—	—	55,183	$5,777,880
Charissa D. Sumerlin	—	—	304	$32,701
(1)Includes RSUs issued in January 2022, 2023 and 2024 and PSUs issued prior to 2025 (including the Special PSUs granted to the NEOs, other than Ms. Sumerlin, on January 20, 2022), but which were released to the NEOs during 2025.) Excludes PSUs previously issued for which the performance periods were not yet completed as of December 31, 2025.
(2)Values reported include shares withheld to cover withholding tax obligations in the following amounts: Mr. Turner - 58,224 shares; Mr. McCabe - 56,528 shares; Mr. Callicutt - 30,166; Mr. Carpenter -20,730 shares and Ms. Sumerlin - 69 shares. The share price utilized for purposes of calculating the number of shares to withhold was the closing sales price of the Company’s Common Stock on the date immediately preceding the vesting date.
(3)“Value Realized on Vesting” is determined by multiplying the number of shares received upon the vesting of the RSUs and PSUs by the closing sales price of the Company’s Common Stock on the vesting date.

EMPLOYMENT, SALARY CONTINUATION AND CHANGE IN CONTROL AGREEMENTS

Set forth below is a description of the employment agreements and change in control agreement that the Company and Pinnacle Bank had entered into with each of Messrs. Turner, McCabe, Callicutt, Carpenter and Ms. Sumerlin as of December 31, 2025. These agreements included a provision that resulted in each agreement automatically renewing each January 1 unless the Compensation Committee or the executive gave notice of non-renewal prior to November 30 of the preceding year, in which case the agreement terminated thirty days later. For a description of how these agreements were modified in connection with the Merger, see “EXECUTIVE COMPENSATION – MERGER-RELATED COMPENSATION ACTIONS" beginning on page 163 of this Annual Report on Form 10-K.

The employment agreements described above for Messrs. Turner, McCabe and Carpenter required the Company to make certain severance payments to the executive in the event that the Company terminated the employment of the executive without “cause” or the executive terminated his employment for “cause”. The employment agreements also required the Company to make certain payments to the executive in the event that the executive became disabled. Under the terms of the employment agreements, if the Company terminated the executive without cause, it was required to pay the executive severance equal to three years’ base salary. If the executive terminated his employment with the Company for cause, the Company was required to pay the executive a maximum of up to twelve months of base salary.

The employment agreements also contained provisions that if the Company terminated the executive without “cause” or the executive terminated his employment with the Company for “cause” within a year following a “change of control”, the executive was entitled to a lump sum severance payment equal to three times the executive’s then current base salary and target bonus, plus certain retirement benefits plus tax payments related to any excise tax owed on payments made to the executive. Also in the event of a change of control, the executive was entitled to receive three years of Company-provided health plan benefits subsequent to his voluntary termination for “cause” or involuntary termination by the Company without “cause,” each as defined in the employment agreements.

Generally, this “change of control” provision is typically referred to as a “double trigger” because (a) a change of control has to occur and (b) the executive has to terminate his employment for “cause” or be terminated by the Company without “cause.” As defined in the employment agreements, a “change of control” generally means the acquisition by a person or group of 40% or more of the voting securities of the Company or the Bank; a change in the majority of the Board over a twelve-month period (unless the new directors were approved by a two-thirds majority of prior directors); a merger, consolidation or reorganization in which the Company’s shareholders before the merger own 50% or less of the voting power after the merger; or the sale, transfer or assignment of all or substantially all of the assets of the Company and its subsidiaries to any third party.

For purposes of Messrs. Turner’s, McCabe’s and Carpenter’s employment agreements, the term “cause” for purposes of determining whether the Company or Pinnacle Bank had terminated the individual in a manner that did not require payment of the change of control or severance benefits meant a material breach by the individual of his employment agreement that remained uncured after the expiration of thirty (30) days following delivery of written notice to the individual by the Company or Pinnacle Bank; the individual’s arrest for, charge in relation to (by criminal information, indictment or otherwise), or conviction of a crime involving breach of trust or moral turpitude; conduct by the individual that amounted to gross and willful insubordination or inattention to his duties and responsibilities under the employment agreement; or conduct by the individual that resulted in removal as an officer or executive of the Company or Pinnacle Bank pursuant to a written order by any regulatory agency with authority or jurisdiction over the Company or Pinnacle Bank.

For purposes of Messrs. Turner’s, McCabe’s and Carpenter’s employment agreements, the term “cause” for purposes of determining whether the individual had the ability to voluntarily terminate his employment and receive payment of the change of control or severance benefits means a material modification to the individual’s job title(s) or position(s) of responsibility or the scope of his authority or responsibilities under the employment agreement without his written consent; an adverse change in supervision, including a requirement that the individual report to a person or entity different than the person or entity to whom he reported previously, which change in supervision was effected without the individual’s written consent; an adverse change in overall supervisory authority which change in supervisory authority was effected without the individual’s written consent; any change in the individual’s office location such that the individual was required to report regularly to a location that was beyond a 25-mile radius from his office location at the time the employment agreement was entered into, which change in office location was effected without the individual’s written consent; any material reduction in salary, bonus opportunity or other benefits provided for in the employment agreement from the level in effect immediately prior to such reduction; and any giving of notice of non-renewal of the employment agreement by the Compensation Committee of the Board of Directors of the Company.

Upon consummation of the Merger, (i) the employment agreements that Messrs. Turner and McCabe had entered into were superseded by the terms of the Turner letter agreement and McCabe letter agreement, respectively, and (ii) Mr. Carpenter’s employment agreement was modified by the terms of the separation agreement he entered into at the closing of the Merger. Messrs. Turner and McCabe also entered into letter agreements with the Company and Pinnacle Bank in connection with the consummation of the Merger which provide for cash payments to each in lieu of the health and welfare and tax preparation benefits to which each was entitled under the terms of his employment agreement. Pursuant to the terms of his separation agreement, Mr. Carpenter was also paid a cash amount in lieu of health and welfare and tax preparation benefits to which he was entitled under the terms of his employment agreement.

On June 16, 2017, in connection with the consummation of its acquisition of BNC, the employment agreement entered into by the Company and Pinnacle Bank with Mr. Callicutt became effective. The employment agreement provided for an initial three-year term that, as of January 1, 2021, now automatically renews for successive one-year terms unless terminated in advance of any such renewal by the Company or Mr. Callicutt (i.e. in the same fashion as the other Named Executive Officer employment agreements).

In settlement of certain of Mr. Callicutt’s benefits under his employment agreement with BNC, he was paid by BNC an initial cash payment of $1,996,667 prior to the closing of the BNC acquisition and, upon his termination of employment from the Company and Pinnacle Bank, the Company and Pinnacle Bank are obligated under the terms of his employment agreement with the Company and Pinnacle Bank to pay Mr. Callicutt an additional cash payment of $763,333 (together with interest on any unpaid portion of that amount from June 16, 2017 at a rate that now equals 30-day SOFR plus 1.50%), in ten equal monthly installments commencing on the first business day on or after the 90th day following the date of termination.

The employment agreement provided that Mr. Callicutt would receive a payment equal to three times his then current base salary and target bonus amount, plus certain other retirement benefits, if his employment is terminated by the Company without “cause” (as defined in the employment agreement) or by Mr. Callicutt for “cause” (as defined in the employment agreement) within 12 months following a “change of control” (as defined in the employment agreement). In addition, in such a change of control scenario, Mr. Callicutt was entitled to receive three years of Company-provided health plan benefits subsequent to his voluntary termination for cause or involuntary termination by the Company without cause. In the event that any payments or benefits paid to Mr. Callicutt by the Company would subject him to an excise tax under Section 4999 of the Code, any such payments or benefits shall be reduced (but not below zero) to the extent necessary to avoid an excise tax on any portion of such payments or benefits, but only if the net amount of such payments or benefits, as reduced, is greater than or equal to the net amount of such payments or benefits if such reduction were not made and the tax was paid by Mr. Callicutt.

The employment agreement described above for Mr. Callicutt also required the Company to make certain severance payments to him in the event that the Company terminated his employment without cause or he terminated his employment for cause, in each case not within 12 months following a change of control. Under the terms of the employment agreement, if the Company terminated Mr. Callicutt without cause under this scenario, it was required to pay him cash severance equal to three times his then current base salary. If Mr. Callicutt terminated his employment with the Company for cause under this scenario, the Company was required to pay him cash severance equal to two times his then current base salary. The employment agreement also requires the Company to make certain payments to Mr. Callicutt in the event that he becomes disabled.

For purposes of Mr. Callicutt’s employment agreement, “change of control” has the same meaning as that term is defined in the employment agreements with the Company’s other Named Executive Officers and “cause” whether in the case where Mr. Callicutt’s employment is terminated by the Company or voluntarily by him has substantially the same meaning as those terms are defined in the employment agreements with the Company’s other Named Executive Officers.

The terms of the letter agreement that Mr. Callicutt entered into in connection with the consummation of the Merger provide that the cash payments payable to Mr. Callicutt thereunder are in full satisfaction of the payments to which Mr. Callicutt was entitled under his existing employment agreement with the Company and the Bank following his termination by the Company without cause or his voluntary termination of his employment for cause, whether before or after a change in control transaction. Mr. Callicutt’s letter agreement also provides for cash payments to him in lieu of health and welfare and tax preparation benefits to which he was entitled under the terms of his employment agreement other than as modified by the terms of this letter agreement, Mr. Callicutt's employment agreement remains in effect.

In connection with the closing of its acquisition of BNC, the Company assumed the Salary Continuation Agreement. Mr. Callicutt was fully vested in his benefit under the Salary Continuation Agreement upon consummation of the BNC acquisition. Under the Salary Continuation Agreement, upon his attainment of the age of 65, which Mr. Callicutt reached on February 3, 2024, Mr. Callicutt will receive an initial payment of $325,000 annually, payable in equal monthly installments. This benefit is payable for life and will increase by 1.50% annually.

In July 2024, the Company entered into a change in control agreement with Ms. Sumerlin providing Ms. Sumerlin with certain benefits in the event that her employment is terminated within twelve months following a change of control (as defined in the agreement). This agreement automatically renews each year on January 1 unless the Compensation Committee or Ms. Sumerlin gives the other notice of intent to terminate the agreement prior to November 30 of the preceding year, in which case the agreement terminates thirty days later. Notwithstanding the foregoing, the change of control agreement may be terminated earlier upon ten (10) days written notice from the Chief Executive Officer or Compensation Committee in the event that prior to the earlier of a change of control or the Company entering into an agreement providing for a change of control, Ms. Sumerlin shall cease to serve as the Chief Credit Officer, or the Compensation Committee or the Company's Chief Executive Officer shall determine, in their sole discretion, that it is no longer appropriate to provide Ms. Sumerlin with post-change of control benefits. No such notice has been provided to Ms. Sumerlin as of the date of this proxy statement.

Pursuant to the terms of the Ms. Sumerlin’s change of control agreement, as amended, if, within twelve (12) months following a "change of control" (as defined below), the Company or the Bank terminates Ms. Sumerlin’s employment without "cause" (as defined below) or Ms. Sumerlin terminates her employment for "cause" (as defined below), the Company will be obligated to pay Ms. Sumerlin a payment equal to (i) two (2) times her then current base salary and target bonus amount; (ii) a pro rata portion of her target bonus payable to her for the year in which her employment terminates; and (iii) any bonus earned by Ms. Sumerlin for a fiscal year that has then ended but which has not yet been paid to Ms. Sumerlin. These payments shall be paid to Ms. Sumerlin on the last date of the month following the month in which her employment terminates.

For purposes of her change of control agreement, "cause" for purposes of determining whether Ms. Sumerlin has the ability to voluntarily terminate her employment and receive payment of the change of control benefits under the agreement, generally means that immediately following the change of control, a material modification in Ms. Sumerlin’s job title or scope of responsibility has occurred without her consent; Ms. Sumerlin, without her consent, no longer reports directly to the individual serving as the chief executive officer of the publicly-held parent company of Pinnacle Bank; a material and adverse change in Ms. Sumerlin’s overall supervisory authority occurs without her consent; a change in Ms. Sumerlin’s office location of more than 25 miles from her office location immediately following the change of control is effected without her consent; or a material reduction in Ms. Sumerlin's salary, bonus opportunity or other benefits in effect immediately prior to such change has occurred.

For purposes of her change of control agreement, "cause", for purposes of determining whether the Company or Pinnacle Bank has terminated Ms. Sumerlin’s employment in a manner that does not require the payment to Ms. Sumerlin of the change of control benefits under the agreement means a material breach by Ms. Sumerlin of the terms of the agreement that remains uncured after the expiration of thirty (30) days following delivery of written notice to Ms. Sumerlin by the Company or Pinnacle Bank; conduct by Ms. Sumerlin that amounts to fraud, dishonesty or willful misconduct in the performance of his duties and responsibilities; failure by Ms. Sumerlin to perform her duties and responsibilities as an employee which remains uncured after the expiration of thirty (30) days following delivery of written notice to Ms. Sumerlin by the Company or Pinnacle Bank; Ms. Sumerlin’s arrest for, her charge in relation to or conviction of a crime involving breach of trust or moral turpitude; conduct by Ms. Sumerlin that amounts to gross and willful insubordination or inattention to her duties and responsibilities as an employee of the Company or the Bank; or conduct by Ms. Sumerlin that results in her removal as an officer or executive of the Company or Pinnacle Bank pursuant to a written order by any regulatory agency with authority or jurisdiction over the Company or Pinnacle Bank.

For purposes of Ms. Sumerlin’s change of control agreement a "change of control" has the same definition as that term is defined in the employment agreements for Messrs. Turner, McCabe and Carpenter.

Ms. Sumerlin's change of control agreement was not modified in connection with the consummation of the Merger.

EQUITY AWARDS

Pursuant to the terms of the award agreements evidencing such awards, as of December 31, 2025, in the event of a change of control, any unvested restricted share unit awards (including PSUs), with the executives noted above (other than the 2025 Retention RSUs), would have immediately vested. For the PSUs, the amount that would have vested upon a change in control as of December 31, 2025 would have been determined by the Compensation Committee and, unless otherwise determined by the Compensation Committee, would have equaled the greater of the target level payout and the amount that would have been expected to vest based on the Company’s performance through the end of the last quarterly period preceding the consummation of the change in control. As described elsewhere in this Annual Report on Form 10-K all time-based restricted share units and performance-based restricted share units held by the NEOs as of the Effective Time of the Merger, except the 2025 Retention RSUs granted to Mr. Callicutt and Ms. Sumerlin, fully vested as of the Effective Time of the Merger, with the performance-based share units vesting at maximum payout levels.

AMOUNTS PAYABLE TO NAMED EXECUTIVE OFFICERS FOLLOWING CERTAIN TERMINATION SCENARIOS

The following is a tabular presentation of the amounts that would be owed to the Named Executive Officers assuming the event occurred on December 31, 2025. The following table does not include the value of payments that would be owed to Mr. Callicutt under the Salary Continuation Agreement as those payments are unconditional given that Mr. Callicutt was fully vested in his benefits under the Salary Continuation Agreement effective upon the consummation of the Company’s acquisition of BNC. See the “SERP Benefits” table above for more information. Effective January 1, 2026, the Company consummated the Merger with Synovus. For a discussion on the benefits paid to the Named Executive Officers and the treatment of their outstanding equity awards in connection with the Merger, see “EXECUTIVE COMPENSATION – MERGER-RELATED COMPENSATION ACTIONS –” beginning on page 163 of this Annual Report on Form 10-K.

	EMPLOYEE DISABILITY(1)	EMPLOYEE DEATH(1)	PINNACLE TERMINATES EMPLOYMENT WITHOUT CAUSE(2)	EMPLOYEE TERMINATES EMPLOYMENT FOR CAUSE(2)	PINNACLE TERMINATES EMPLOYEE FOR CAUSE OR EMPLOYEE TERMINATES EMPLOYMENT WITHOUT CAUSE(2)	EMPLOYEE RETIRES(3)	PINNACLE TERMINATES EMPLOYEE WITHOUT CAUSE OR EMPLOYEE TERMINATES FOR CAUSE WITHIN TWELVE MONTHS OF A CHANGE OF CONTROL(4)
M. Terry Turner
Base Salary	$1,256,000	$—	$—	$1,256,000	$—	$—	$1,256,000
Cash incentive payment	—	—	—	—	—	—	1,570,000
Total	$1,256,000	$—	$—	$1,256,000	$—	$—	$2,826,000
Multiplier (in terms of years)	x .5	x —	x —	x 1	x —	x —	x 3
Aggregate cash payment	$628,000	$—	$—	$1,256,000	$—	$—	$8,478,000
Health insurance	—	—	$—	$5,500	—	—	$66,500
Tax assistance	—	—	—	—	—	—	$7,500
Value of PSUs and RSUs	$20,355,342	$20,355,342	$14,688,688	$14,688,688	$14,688,688	$14,688,688	$20,355,342
Life Insurance benefits	—	$500,000	—	—	—	—	—
Payment for excise tax and gross up(5)	—	—	—	—	—	—	$10,663,807
	$20,983,342	$20,855,342	$14,688,688	$15,950,188	$14,688,688	$14,688,688	$39,571,149
Robert A. McCabe, Jr.
Base Salary	$1,193,000	$—	$—	$1,193,000	$—	$—	$1,193,000
Cash incentive payment	—	—	—	—	—	—	1,491,250
Total	$1,193,000	$—	$—	$1,193,000	$—	$—	$2,684,250
Multiplier (in terms of years)	x .5	x —	x —	x 1	x —	x —	x 3
Aggregate cash payment	$596,500	$—	$—	$1,193,000	$—	$—	$8,052,750
Health insurance	—	—	$—	$5,500	—	—	$66,500
Tax assistance	—	—	—	—	—	—	$7,500
Value of PSUs and RSUs	$19,338,366	$19,338,366	$13,954,539	$13,954,539	$13,954,539	$13,954,539	$19,338,366
Life Insurance benefits	—	$500,000	—	—	—	—	—
Payment for excise tax and gross up(5)	—	—	—	—	—	—	$10,139,574
	$19,934,866	$19,838,366	$13,954,539	$15,153,039	$13,954,539	$13,954,539	$37,604,690

	EMPLOYEE DISABILITY(1)	EMPLOYEE DEATH(1)	PINNACLE TERMINATES EMPLOYMENT WITHOUT CAUSE(2)	EMPLOYEE TERMINATES EMPLOYMENT FOR CAUSE(2)	PINNACLE TERMINATES EMPLOYEE FOR CAUSE OR EMPLOYEE TERMINATES EMPLOYMENT WITHOUT CAUSE(2)	EMPLOYEE RETIRES(3)	PINNACLE TERMINATES EMPLOYEE WITHOUT CAUSE OR EMPLOYEE TERMINATES FOR CAUSE WITHIN TWELVE MONTHS OF A CHANGE OF CONTROL(4)
Richard D. Callicutt, II
Base Salary	$821,000	$—	$—	$821,000	$—	$—	$821,000
Cash incentive payment	—	—	—	—	—	—	738,900
Total	$821,000	$—	$—	$821,000	$—	$—	$1,559,900
Multiplier (in terms of years)	x .5	x —	x —	x 2	x —	x —	x 3
Aggregate cash payment	$410,500	$—	$—	$1,642,000	$—	$—	$3,119,800
Health insurance	—	—	—	$2,600	—	—	$31,400
Tax assistance	—	—	—	—	—	—	$7,500
Value of PSUs and RSUs	$10,528,684	$10,528,684	$5,511,422	$8,432,209	$5,511,422	$5,511,422	$10,528,684
Deferred BNC Payouts(6)	$991,592	$991,592	$991,592	$991,592	$991,592	$991,592	$991,592
Payment for excise tax and gross up(5)	—	—	—	—	—	—	—
	$11,930,776	$11,520,276	$6,503,014	$11,068,401	$6,503,014	$6,503,014	$14,678,976

Harold R. Carpenter
Base Salary	$644,000	$—	$—	$644,000	$—	$—	$644,000
Cash incentive payment	—	—	—	—	—	—	$579,600
Total	$644,000	$—	$—	$644,000	$—	$—	$1,223,600
Multiplier (in terms of years)	x .5	x —	x —	x 1	x —	x —	x 3
Aggregate cash payment	$322,000	$—	$—	$644,000	$—	$—	$3,670,800
Health insurance	—	—	—	$5,500	—	—	$66,500
Tax assistance	—	—	—	—	—	—	$7,500
Value of PSUs and RSUs	$5,764,672	$5,764,672	$4,125,274	$4,125,274	$4,125,274	$4,125,274	$5,764,672
Payment for excise tax and gross up(5)	—	—	—	—	—	—	$3,530,197
	$6,086,672	$5,764,672	$4,125,274	$4,774,774	$4,125,274	$4,125,274	$13,039,669

Charissa D. Sumerlin
Base Salary	$—	$—	$—	$—	$—	$—	$517,500
Cash incentive payment	—	—	—	—	—	—	$310,500
Total	$—	$—	$—	$—	$—	$—	$828,000
Multiplier (in terms of years)	x —	x —	x —	x —	x —	x —	x 2
Total accelerated cash payment	$—	$—	$—	$—	$—	$—	$1,656,000
Pro rata cash incentive payment(7)	$—	$—	$—	$—	$—	$—	$310,500
Health insurance	—	—	—	—	—	—	$—
Tax assistance	—	—	—	—	—	—	$—
Value of PSUs and RSUs	$1,961,439	$1,961,439	$889,444	$889,444	$61,857	$61,857	$1,961,439
Payment for excise tax and gross up(5)	—	—	—	—	—	—	$—
	$1,961,439	$1,961,439	$889,444	$889,444	$61,857	$61,857	$3,927,939

(1)The above amounts do not include benefits owed the Named Executive Officers or their estates pursuant to the Company’s broad-based group disability insurance policies or group life insurance policy. These benefits would be paid pursuant to these group polices which are provided to all employees of the Company. Additionally, and also not included in the above amounts, the Named Executive Officers and certain other Leadership Team members also participate in a supplemental group disability policy which provides incremental coverage (i.e., “gap coverage”) for these individuals over the broad-based group disability coverage maximums. The amounts above do include benefits that would be owed to each of Messrs. Turner, McCabe and Callicutt upon their death pursuant to additional life insurance policies maintained on their behalf by the Company. For each of the Named Executive Officers, with respect to the PSUs for which the performance period has not been completed, includes the value of such PSUs that could have been earned. In respect to those awards of PSUs for which the performance period has not been completed, the amount of such PSUs that shall vest upon the Named Executive Officer’s death or disability would be determined by the Compensation Committee and would equal the greater of the target level payout and the amount that the Named Executive Officer would have been expected to have earned based on the Company’s performance through the last day of the most recently completed quarterly period in the case of PSUs granted in 2023, 2024 and 2025, or in the case of Ms. Sumerlin for PSUs granted in 2023 and 2024, target payout only as her awards in 2023 and 2024 did not include an above-target payout opportunity. Maximum level payout (including, in the case of the PSUs granted in 2023, 2024 and 2025 (including the full 20% positive adjustment based on the Relative TSR Modifier) is assumed in the calculation above for each of the Named Executive Officers other than for PSUs granted in 2023 and 2024 for Ms. Sumerlin, for those performance periods that were not yet complete and assumes target payout for Ms. Sumerlin for PSUs granted in 2023 and 2024, which is the maximum amount of such awards. For the RSUs granted to the Named Executive Officers, includes the full value of any RSUs not vested as of December 31, 2025.
(2)For Messrs. Turner, McCabe, Callicutt and Carpenter, in the event that each had terminated their employment without cause, each would have received with respect to any RSUs (other than in the case of Mr. Callicutt, with respect to the 2025 Retention RSUs) or PSUs, the amount set forth under the column labeled "EMPLOYEE RETIRES" since each was age 65 or older at December 31, 2025. Also assumes that each would have retired before the Company was able to terminate him with or without cause, which would have resulted in the forfeiture of their rights to severance and continued health insurance, but assumes each could have retired for purposes of their outstanding equity awards and terminated for cause under their employment agreement which would have allowed each to receive his cash severance payable to him under his employment agreement. For Ms. Sumerlin, who was not age 65 or older as of December 31, 2025, includes the value of PSUs at December 31, 2025 at actual levels of payout for which the performance period has been completed. Upon termination in this scenario, the associate is entitled to receive the number of units that they have earned for the performance periods that have been completed. These units would have been settled in shares of the Company’s common stock only if the Company achieved the NPA ratio soundness target applicable to such awards. For Ms. Sumerlin also does not include the value of the RSUs, other than the 2025 Retention RSUs, or the PSUs for which the performance period has not been completed, which she would forfeit upon her termination by the Company with or without cause or her voluntary termination with or without cause. The 2025 Retention RSUs accelerate and fully vest upon the termination of the employment of Mr. Callicutt or Ms. Sumerlin, as applicable, (i) by the Company without cause, (ii) by Mr. Callicutt or Ms. Sumerlin, as applicable, with good reason, or (iii) for death or disability.
(3)All NEOs other than Ms. Sumerlin were eligible to retire at December 31, 2025. For each of the Named Executive Officers that was at or above retirement age at December 31, 2025, includes the value of PSUs at December 31, 2025 at actual levels of payout for which the performance period has been completed, but for which any final NPA ratio soundness target measurement date had not occurred. Upon retirement from the Company after reaching age 65, eligible team members would have been entitled to receive the number of PSUs that they would have earned for the performance period during which they retired based on the Company’s performance for that period against the performance criteria established at grant date prorated for the number of days they were employed during the performance period during which they retired. These PSUs earned would have been settled in shares of the Company’s common stock only if the Company achieved the NPA ratio soundness target applicable to such awards. For each of the NEOs other than Ms. Sumerlin, includes a portion of that tranche of RSUs granted on January 23, 2025, January 18, 2024 and January 19, 2023 and that were scheduled to vest on January 23, 18, and 19, 2026, respectively, and assumes that the Compensation Committee would have approved the vesting of a percentage of that portion of the award equal to the number of days during the one year vesting period that the Named Executive Officer was employed by the Company. For Mr. Callicutt, does not include any portion of his 2025 Retention RSUs given that his retirement would have occurred one day into the vesting period and the 2025 Retention RSU award agreement permits pro rata vesting upon retirement with approval of the Compensation Committee or its designee.
(4)For the PSUs, under the terms of the award agreements pursuant to which the PSUs were awarded the amount that would vest upon a change in control equal to (A) any amounts earned for performance periods that were then completed but for which the NPA ratio soundness target had not yet been achieved and (B) for performance periods that were not then complete, such amount as may have been determined by the Compensation Committee equal to the greater of the target level payout and the amount that would have been expected to be earned based on the Company’s performance through the last day of the most recently completed quarterly period. The amounts presented in this column for the PSUs reflect actual amounts earned for awards for which the performance period was then complete and, in the case of the PSUs granted in 2023, 2024 and 2025, the maximum level payout for such PSUs (including the full 20% positive adjustment based on the relative TSR Modifier for the Named Executive Officers other than for PSUs granted in 2023 and 2024 for Ms. Sumerlin) and target level payout for PSUs granted in 2023 and 2024, for Ms. Sumerlin, which is the maximum amount of her awards. For the RSUs, the amounts presented in this column include all then unvested RSUs, other than the 2025 Retention RSUs which would not vest upon a change of control. For the Special PSUs granted to each of the Named Executive Officers other than Ms. Sumerlin on January 20, 2022, no amount was included as these awards were settled on December 26, 2025.
(5)In determining the anticipated payment due the Named Executive Officer for excise tax and gross up pursuant to a termination by the Company of the employee without cause or a termination by the employee for cause in each case, within twelve months following a change of control, the Company has included in the calculation the full value of the immediate vesting of previously unvested PSUs and RSUs in addition to the cash payments and healthcare and other benefits noted above. As a result, the Company has computed the 20% excise tax obligation owed by Messrs. Turner, McCabe and Carpenter in the event of a change of control to be approximately $4.3 million, $4.1 million and $1.4 million, respectively. For purposes of these calculations, the Company has calculated the executives’ base amounts for purposes of Section 280G utilizing compensation for the years 2020-2024 inclusive. The Company has not anticipated such excise tax or gross up payments for other terminating events as payments for such matters are generally not subject to Section 280G of the Code. An anticipated payment has not been included for Mr. Callicutt because his employment agreement does not contain an excise tax gross up provision but rather a “best net” provision, and as a result, amounts payable to him in the event of a change in control may be subject to reduction under Sections 280G and 4999 of the Code. An anticipated payment has not been included for Ms. Sumerlin because her change in control agreement does not contain an excise tax gross up provision.
(6)Reflects the value of the Deferred Payment at December 31, 2025, which Mr. Callicutt is entitled to receive upon the termination of his employment with the Company for any reason. The Deferred Payment would be paid in ten equal monthly installments commencing on the first business day on or after the 90th day following the date of termination.
(7)Pursuant to the terms of her change of control agreement, Ms. Sumerlin is also entitled to receive a pro rata portion of the target cash bonus payable to her under the AIP for the year in which the termination of her employment occurs based on the days worked by her in such year. As a result, a termination on December 31, 2025, would result in the full target amount of the bonus payable to her under the 2025 AIP being paid.

CEO PAY RATIO DISCLOSURE

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information for the year ended December 31, 2025:

•The median of the annual total compensation of all our employees (other than our CEO), was $108,907; and the annual total compensation of Mr. Turner, our President and Chief Executive Officer was $6,611,454.
•Based on this information, for 2025, the ratio of the annual total compensation of our President and Chief Executive Officer to the median of the annual total compensation of all employees is 61 to 1.

We completed the following steps to identify the median of the annual total compensation of all our employees and to determine the annual total compensation of our median employee and CEO:

•SEC rules allow us to identify our median employee once every three years unless there has been a change in our employee population or employee compensation arrangements that we reasonably believe would result in a significant change in our pay ratio disclosure. We believe there have been no changes in our employee population or employee compensation arrangements since 2023 that would result in a significant change to this pay ratio disclosure.
•The median employee was identified for 2023 based on the employee population on December 31, 2023, which consisted of all full-time, part-time, temporary, and seasonal employees employed on that date.
•To find the median of the annual total compensation of our employees (other than our CEO), we used wages from our payroll records as reported to the Internal Revenue Service on Form W-2 for fiscal 2023.
•We identified our median employee using this compensation measure and methodology, which was consistently applied to all our employees included in the calculation.
•Compensation for this employee, calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K was $108,907 for 2025. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2025 Summary Compensation Table appearing on page 169 of this Annual Report on Form 10-K, which is also in accordance with the requirements of Item 402(c)(2)(x).

DIRECTOR COMPENSATION

During 2025, it was the role of the Compensation Committee, on behalf of the Board, to review and recommend to the Board the compensation of the Company’s non-employee directors. In performing this role, the Compensation Committee regularly met with and received reports and information (including peer data) from McLagan, its independent compensation consultant. The Board and the Compensation Committee believe that director compensation should attract and retain qualified directors and compensate them for the significant time commitment and substantial contributions they are expected to make in their capacities as directors and that the compensation should include elements that align the directors’ interests with the long-term interests of the Company’s shareholders. The compensation program for the Company’s non-employee directors in 2025 was a combination of cash and equity and was assessed and reviewed relative to the peer group utilized by the Company for compensation purposes (as described below) at least annually. In addition, our Second Amended and Restated 2018 Equity Incentive Plan imposes a maximum limit on the aggregate value of all compensation that may be paid or granted, as applicable, to any one non-employee director in any calendar year, including equity-based awards and cash fees paid by the Company to such director, of $500,000.

Directors of the Company and the Bank who are employees of the Company and/or the Bank receive no additional compensation for being a director of the Company or the Bank or for serving on a committee of the Board. Additionally, directors do not receive separate compensation for serving on the Bank’s Board.

In July 2024, the Compensation Committee reviewed a report prepared by McLagan with respect to the Company’s average director compensation for 2024 compared to the average director compensation program for 2023 for a peer group jointly selected by McLagan and the Compensation Committee. In this report, McLagan and the Compensation Committee selected the size of the peers in the peer group in terms of total assets, with the upper limit to include financial institutions with up to $100.0 billion in total assets and the lower limit to be approximately $25.0 billion. The group consisted of 21 firms with the 50th percentile for total assets being $44.9 billion as of December 31, 2023. This report reflected that the Company’s average director’s total compensation for 2024 was near the 74th percentile of the peer group with the total cash component approximating the 85th percentile while the equity-based component was near the 50th percentile.

After taking into account the information contained in this report, the Compensation Committee determined it was appropriate to recommend to the Board the same compensation structure and amounts for the non-employee directors for the Board compensation period commencing March 1, 2025 as had been in place for the compensation period commencing March 1, 2024.

The following tables outline the director compensation schedule in effect for the period from March 1, 2025 through the closing of the Merger:

RETAINER FEES:
Restricted shares(1)	$80,000
Cash(2)	65,000
Lead Director Cash(2)	35,000
Annual committee chair retainers(2):
Audit	18,000
Human Resources and Compensation	10,000
Nominating and Corporate Governance	12,500
Risk	15,000
Trust	10,000
Community Affairs	6,250
Climate Sustainability	6,250
Committee member retainers(2):
Executive	12,000
Audit	12,000
Human Resources and Compensation	10,000
Nominating and Corporate Governance	7,500
Risk	10,000
Trust	7,500
Community Affairs	7,500
Climate Sustainability	7,500
(1)Restricted shares awarded on March 1 of the current year with restrictions scheduled to lapse as of March 1 the following year. The number of restricted shares issued is equal to the dollar amount reflected in the table divided by the closing price of the Company’s Common Stock on the grant date. These restricted shares were fully vested as of the Effective Time of the Merger.
(2)Cash fees and retainers are paid in quarterly installments.

The following table sets forth the compensation of the Company’s directors for services rendered during 2025:

NAME	FEES EARNED OR PAID IN CASH	STOCK AWARDS - GRANT DATE FAIR VALUE(2)	TOTAL
Abney S. Boxley, III	$161,500	$80,000	$241,500
Charles E. Brock	$97,500	$80,000	$177,500
Renda J. Burkhart	$116,500	$80,000	$196,500
Gregory L. Burns	$124,000	$80,000	$204,000
Richard D. Callicutt II(1)	$—	$—	$—
Thomas C. Farnsworth, III	$119,000	$80,000	$199,000
Glenda Baskin Glover	$108,250	$80,000	$188,250
David B. Ingram	$95,000	$80,000	$175,000
Decosta E. Jenkins	$132,000	$80,000	$212,000
Robert A. McCabe, Jr.(1)	$—	$—	$—
G. Kennedy Thompson	$118,250	$80,000	$198,250
M. Terry Turner(1)	$—	$—	$—
(1)Messrs. Callicutt, McCabe, and Turner were employees of the Company and, thus did not receive any compensation for serving as a director in 2025.
(2)All non-employee directors were awarded 701 restricted share awards effective March 1, 2025. The amounts in the column captioned “Stock Awards” reflects the grant date fair value of these restricted shares. For a description of the assumptions used by the Company in valuing these awards please see “Note 14. Equity Compensation” of the notes to the Company’s consolidated financial statements included herein. The restrictions on these shares lapsed at the Effective Time of the Merger.

DIRECTOR STOCK OWNERSHIP GUIDELINES

During 2025, all of the Company’s directors were encouraged to maintain a meaningful personal ownership of Common Stock in excess of minimum guidelines established by the Company’s Corporate Governance Guidelines in effect at December 31, 2025. Generally, the guidelines required that directors own shares with a value of approximately 300% of the average annual compensation paid to a Board member by the Company, provided that until such level is reached, the minimum level could be satisfied by the retention of ownership of all restricted shares granted that had vested, if any. Unvested restricted shares held by the directors are disregarded for purposes of calculating share ownership for purposes of the guidelines. For purposes of these beneficial ownership requirements, the average closing price for the last 15 day trading days of the preceding calendar year are used to determine market value. As of December 31, 2025, such market value per share was $99.97. The minimum guidelines were required to be satisfied exclusive of shares pledged or held in margin accounts. All of the Company’s directors were in compliance with the minimum ownership guidelines (including compliance exclusive of shares pledged) at December 31, 2025.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table lists, except to the extent indicated otherwise in the footnotes as of December 31, 2025, the number of shares of Common Stock beneficially owned by (a) any person known to the Company who owned, as of that date, in excess of 5% of the outstanding shares of Common Stock, (b) each director of the Company as of that date, (c) each Named Executive Officer listed in the Summary Compensation Table, and (d) all directors and executive officers, as a group as of that date. The information shown below is based upon information furnished to the Company by the named persons and the percentages are calculated based on shares outstanding as of December 31, 2025.

	NUMBER OF COMMON SHARES BENEFICIALLY OWNED
NAME	COMMON SHARES BENEFICIALLY OWNED	AGGREGATE NUMBER OF SHARES OF COMMON STOCK VESTING WITHIN 60 DAYS OF DECEMBER 31, 2025 (1)	TOTAL	PERCENT OF ALL COMMON SHARES BENEFICIALLY OWNED
Board of Directors(2):
Abney S. Boxley, III(4)	42,388	—	42,388	0.05%
Charles E. Brock	35,144	—	35,144	0.05%
Renda J. Burkhart	12,619	—	12,619	0.02%
Gregory L. Burns	21,558	—	21,558	0.03%
Richard D. Callicutt II(3)	125,352	79,739	205,091	0.16%
Thomas C. Farnsworth, III	28,277	—	28,277	0.04%
Glenda Baskin Glover	9,943	—	9,943	0.01%
David B. Ingram(5)	145,420	—	145,420	0.19%
Decosta E. Jenkins	3,860	—	3,860	—%
Robert A. McCabe, Jr.(6)	300,323	202,687	503,010	0.39%
G. Kennedy Thompson	35,372	—	35,372	0.05%
M. Terry Turner	343,967	213,346	557,313	0.44%
Named Executive Officers(2):
Harold R. Carpenter	106,876	60,420	167,296	0.14%
Charissa D. Sumerlin	10,893	11,884	22,777	0.01%
All Directors and executive officers as a group (14 persons)	1,221,992	568,076	1,790,068	1.58%

Each of Messrs. McCabe, Callicutt, Brock, Farnsworth, Ingram and Thompson own 500, 150, 100, 50, 3,000 and 500, respectively, depositary shares representing a 1/40th interest in a share of our Series B Preferred Stock. No other of our directors or executive officers own any depositary shares representing a 1/40th interest in a share of our Series B Preferred Stock.

	NUMBER OF SHARES BENEFICIALLY OWNED
NAME	COMMON SHARES BENEFICIALLY OWNED	AGGREGATE STOCK OPTION GRANTS EXERCISABLE WITHIN 60 DAYS OF DECEMBER 31, 2025	TOTAL	PERCENT OF ALL SHARES OWNED
Persons known to Company who own more than 5% of outstanding shares of Company Common Stock:
AQR Capital Management, LLC(7) One Greenwich Plaza, Suite 130 Greenwich, CT 06830	5,330,170	—	5,330,170	6.87%
All Persons known to Company who own more than 5% of outstanding shares of Company Common Stock:	5,330,170	—	5,330,170	6.87%
(1)Each of these shares vested as of the Effective Time of the Merger.
(2)Except as otherwise indicated below, each person is the record owner of and has sole voting and investment power with respect to his or her shares. Additionally, the address for each person listed is 3400 Overton Park Drive SE, Atlanta, GA 30339.
(3)As of December 31, 2025, Mr. Callicutt had pledged 31,000 shares of his Common Stock beneficially owned to secure lines of credit or other indebtedness.
(4)Includes 13,087 shares owned by Boxley Family LLC, of which Mr. Boxley is a member and 6,971 shares owned by Mr. Boxley’s children.
(5)Mr. Ingram disclaims beneficial ownership of 79,728 shares of Common Stock held in trusts for the benefit of his children for which trusts Mr. Ingram’s spouse is the trustee and 2,000 shares owned by Mr. Ingram’s spouse.
(6)Includes 83,000 shares held in a trust for the benefit of Mr. McCabe’s family members for which Mr. McCabe’s spouse has or shares voting or dispositive power.
(7)The beneficial ownership information is derived from a Schedule 13G filed by the reporting person with the SEC on February 13, 2025.

The following table summarizes information concerning Pinnacle Financial's equity compensation plans at December 31, 2025:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)(2)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders:
Second Amended and Restated 2018 Omnibus Equity Incentive Plan	1,040,544	—	1,380,936
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	1,040,544	$—	1,380,936

(1)Includes 375,862 time-based vesting restricted stock units and 664,682 performance-based vesting restricted stock units under the Plan assuming (i) all outstanding performance-based vesting restricted stock units vest at 100% of maximum performance thereunder and a full upward adjustment for those awards that may be adjusted positively and negatively based on the Company's total shareholder return in comparison to the KBW Regional Bank Index is applied and (ii) no shares subject to existing awards are used to cover withholding taxes. Restricted stock units do not have an exercise price because their value is dependent upon continued employment over a period of time or the achievement of certain performance goals, and are to be settled for shares of common stock. Accordingly, they have been disregarded for purposes of computing the weighted-average exercise price.

SECTION 16(A) REPORTS
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own beneficially more than 10% of the Legacy Pinnacle Common Stock to file with the SEC initial reports of ownership and reports of changes in their ownership of the Legacy Pinnacle Common Stock. Directors, executive officers and greater than 10% shareholders are required to furnish the Company with copies of the forms they file. To our knowledge, based solely on a review of the copies of these reports furnished to the Company during the year ended December 31, 2025, or on written representations from certain reporting persons that no Forms 5 were required for those persons, no person who was a director or executive officer of the Company during 2025 failed to timely file reports required by Section 16(a).

ITEM 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Bank has loan and deposit transactions in the ordinary course of business with directors and officers of the Company and the Bank and their affiliates, including members of their families, and corporations, partnerships or other organizations in which the directors and officers have a controlling interest. All these transactions were entered into on substantially the same terms (including price, interest rate and collateral) as those prevailing at the same time for comparable transactions with unrelated parties and did not involve more than the normal risk of collectability or present other unfavorable features to the Company or the Bank. None of such loans were disclosed as nonaccrual, past due, restructured or potential problem loans in this Annual Report on Form 10-K.

Pursuant to the Audit Committee Charter, the Audit Committee of the Board at December 31, 2025 was responsible for reviewing and approving any related-party transaction required to be described in effect at December 31, 2025 in this Annual Report on Form 10-K pursuant to the rules and regulations of the SEC.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of the Company engaged Crowe LLP (“Crowe”) to serve as the Company’s independent registered public accounting firm for the Company for the years ended December 31, 2025 and 2024.

Audit Fees. During the years ended December 31, 2025 and 2024, the Company incurred the following fees for services performed by the independent registered public accounting firm:

	2025	2024
Audit Fees(1)	$1,893,000	$1,710,000
Audit-Related Fees(2)	375,777	128,310
Tax Fees	612,481	773,602
All Other Fees	—	—
Total Fees	$2,881,258	$2,611,912
(1)Includes fees related to the annual independent audit of the Company’s financial statements and reviews of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, report on internal control over financial reporting, and required statutory filings.
(2)Represents registration statement fees, consent fees and out-of-pocket fees reimbursed to Crowe.
The Audit Committee also adopted a formal policy concerning approval of audit and non-audit services to be provided by the independent auditor to the Company. The policy required that all services performed by the Company’s independent registered public accounting firm for the Company, including audit services and permitted audit-related and non-audit services, be pre-approved by the Committee. The Committee approved all audit and non-audit services provided by Crowe during fiscal years 2025 and 2024, respectively, prior to performing such services.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Exhibits

Exhibit No.	Description
2.1
Amended and Plan of Merger, dated as of July 24, 2025, by and among Pinnacle Financial Partners, Inc., Synovus Financial Corp. and Steel Newco Inc., incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on 8-K filed with the SEC on July 25, 2025.

3.1
Amended and Restated Charter, as amended (restated for SEC filing purposes only), incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 9, 2025.

3.2
Third Amended and Restated Bylaws of Pinnacle Financial Partners, Inc., effective as of October 18, 2022, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 24, 2022.

4.1.1	Specimen Common Stock Certificate, incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on July 12, 2000.
4.1.2	See Exhibits 3.1 and 3.2 for provisions of the Charter and Bylaws defining rights of holders of the Common Stock.
4.2	Description of the Company's Securities, incorporated herein by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K filed on February 25, 2025.
4.3
Subordinated Indenture, dated as of September 11, 2019, between Pinnacle Financial Partners, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on September 11, 2019.

4.4
First Supplemental Indenture, dated as of September 11, 2019 between Pinnacle Financial Partners, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on September 11, 2019.

4.5	Form of 4.125% Fixed-to-Floating Rate Subordinated Note due 2029 (included as Exhibit A in Exhibit 4.4 hereto).
4.6
Deposit Agreement, dated June 3, 2020, by and among the Company, Computershare Inc. and Computershare Trust Company, N.A. acting jointly as the depositary, and the holders from time to time of the depositary receipts described therein (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form 8-A, filed June 3, 2020)

4.7	Specimen of Certificate representing the Series B Preferred Stock (incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 8-A, filed June 3, 2020)
4.8	Form of Depositary Receipt (included in Exhibit 4.6 hereto)
4.9	Pinnacle Financial is a party to certain agreements entered into in connection with the offering or assumption of its subordinated debentures and certain of its subordinated indebtedness, in each case as more fully described in this Annual Report on Form 10-K. In accordance with Item 601(b)(4)(iii) of Regulation S-K and because no issuance of any such indebtedness is in excess of 10% of Pinnacle Financial’s total assets, Pinnacle Financial has not filed the various documents and agreements associated with such indebtedness herewith. Pinnacle Financial has, however, agreed to furnish copies of the various documents and agreements associated with such indebtedness to the Securities and Exchange Commission upon request.
4.10
First Amendment to Deposit Agreement, dated as of January 1, 2026, among Pinnacle Financial Partners, Inc., Steel Newco Inc., Computershare Inc., Computershare Trust Company, N.A. and Broadridge Corporate Issuer Solutions, LLC. relating to the 6.75% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on January 2, 2026.

10.1#
Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner, dated as of January 1, 2008, incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 7, 2008.

10.2#
Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr., dated as of January 1, 2008, incorporated herein by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 7, 2008.

10.3#
Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Harold R. Carpenter, dated as of January 1, 2008, incorporated herein by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 7, 2008.

10.4#
Amendment No. 1 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner, dated November 20, 2012, incorporated herein by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on February 22, 2013.

10.5#
Amendment No. 1 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr., dated November 20, 2012, incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on February 22, 2013.

10.6#
Amendment No. 1 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Harold R. Carpenter, dated November 20, 2012, incorporated herein by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on February 22, 2013.

10.7#
Amendment No. 2 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and M. Terry Turner, incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 25, 2014.

10.8#
Amendment No. 2 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr., incorporated herein by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 25, 2014.

10.9 #
Amendment No. 2 to Amended Employment Agreement by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Harold R. Carpenter, incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 25, 2014.

10.10#
Employment Agreement, effective as of June 16, 2017, by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Richard D. Callicutt II, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 16, 2017.

10.11#
Salary Continuation Agreement dated as of December 12, 2016, between Richard D. Callicutt II and Bank of North Carolina, incorporated herein by reference to Exhibit 10.1 to BNC Bancorp’s Current Report on Form 8-K filed on December 16, 2016.

10.12#
Form of Directors Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 7, 2018.

10.13#
Form of Named Executive Officers Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 7, 2018.

10.14#
Form of Associate Time-Vested Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 7, 2018.

10.15#	Form of Named Executive Officers 2020 Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 24, 2020.
10.16#	Form of Amendment to Named Executive Officers 2020 Performance Unit Award Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on January 27, 2021
10.17#
Second Amended and Restated Limited Liability Company Agreement of Bankers Healthcare Group, LLC, dated February 2, 2021, incorporated herein by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 26, 2021

10.18#	Form of 2022 Restricted Share Unit Agreement, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 21, 2022.
10.19#	Form of Named Executive Officers 2022 Performance Unit Award Agreement, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 21, 2022.
10.20#	Form of Named Executive Officers Special Performance Unit Award Agreement, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 21, 2022.
10.21#	Form of Named Executive Officers 2023 Performance Unit Award Agreement, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 23, 2023.
10.22#	Form of Named Executive Officers 2023 Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 23, 2023.
10.23#	Form of Named Executive Officers 2024 Performance Unit Award Agreement, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 22, 2024.
10.24#	Form of Named Executive Officers 2024 Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 22, 2024.
10.25#
Change of Control Agreement, dated as of September 4, 2012, by and among Pinnacle Financial Partners, Inc., Pinnacle Bank and Joseph Harvey White, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 6, 2012.

10.26#
Amendment No. 1 to Change of Control Agreement, dated November 20, 2012, by and among Pinnacle Financial Partners, Inc., Pinnacle Bank and Joseph Harvey White, incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 22, 2013.

10.27#	Pinnacle Financial Partners, Inc. 2024 Annual Cash Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 27, 2024.
10.28#
Pinnacle Financial Partners, Inc. Second Amended and Restated 2018 Omnibus Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 26, 2024.

10.29#
Change of Control Agreement, effective as of July 16, 2024, by and among Pinnacle Bank, Pinnacle Financial Partners, Inc. and Charissa Sumerlin, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 7, 2024.

10.30#	Form of 2025 Restricted Share Unit Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 24, 2025.
10.31#	Form of Named Executive Officers 2025 Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 24, 2025.
10.32#	Pinnacle Financial Partners, Inc. 2025 Annual Cash Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 28, 2025.
10.33#
Letter Agreement, dated July 24, 2025, by and between Pinnacle Financial Partners, Inc. and M. Terry Turner, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on 8-K filed with the SEC on July 25, 2025.

10.34#
Letter Agreement, dated July 24, 2025, by and between Pinnacle Financial Partners, Inc. and Robert A. McCabe, Jr., incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on 8-K filed with the SEC on July 25, 2025.

10.35#
First Amendment to the Second Amended and Restated Limited Liability Company Agreement of Banker's Healthcare Group, LLC., incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed on November 4, 2025.

10.36#
Separation Agreement, dated as of January 1, 2026, by and among Pinnacle Financial Partners, Inc., Pinnacle Bank and Harold Carpenter, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 2, 2026., incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed on November 4, 2025.

10.37#
Letter Agreement, dated as of December 30, 2025, by and between Pinnacle Financial Partners, Inc. and Richard D. Calicutt II, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 2, 2026.

10.38#	Form of Associate Time-Based Restricted Share Unit Award Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 2, 2026.

19.1	Pinnacle Financial Partners, Inc. Insider Trading Policy, incorporated herein by reference to exhibit 19.1 to the Company's Annual Report on Form 10-K filed on February 25, 2025.
21.1*	Subsidiaries of Pinnacle Financial Partners, Inc.
23.1*	Consent of Crowe LLP
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
97.1	Amended and Restated Compensation Recovery Policy, effective October 17, 2023 incorporated herein by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on February 26, 2024.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Documents
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included in Exhibit 101)

#    Management contract or compensatory plan or arrangement.
*    Filed herewith.
**    Furnished herewith.
(c)  Schedules to the consolidated financial statements are omitted, as the required information is not applicable.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC

	By:	/s/ Kevin S. Blair
Kevin S. Blair
Date: March 2, 2026		Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin S. Blair. and Andrew Jamieson Gregory, Jr. and each of them, his or her true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney(s)-in-fact and agent(s) full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney(s)-in-fact and agent(s), or their substitute(s), may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Kevin S. Blair	Chief Executive Officer, President and Director	March 2, 2026
Kevin S. Blair	(Principal Executive Officer)

/s/ Andrew Jamieson Gregory, Jr.	Chief Financial Officer	March 2, 2026
Andrew Jamieson Gregory, Jr.	(Principal Financial Officer)

/s/ Jill K. Hurley	Chief Accounting Officer	March 2, 2026
Jill K. Hurley	(Principal Accounting Officer)

/s/ M. Terry Turner	Chairman of the Board of Directors	March 2, 2026
M. Terry Turner

/s/ Tim E. Bentsen	Director	March 2, 2026
Tim E. Bentsen

/s/ Abney S. Boxley	Director	March 2, 2026
Abney S. Boxley

/s/ Gregory L. Burns	Director	March 2, 2026
Gregory L. Burns

/s/ Pedro Cherry	Director	March 2, 2026
Pedro Cherry

/s/ Thomas C. Farnsworth	Director	March 2, 2026
Thomas C. Farnsworth

SIGNATURES	TITLE	DATE

/s/ David B. Ingram	Director	March 2, 2026
David B. Ingram

/s/ John H. Irby	Director	March 2, 2026
John H. Irby

/s/ Decosta E. Jenkins	Director	March 2, 2026
Decosta E. Jenkins

/s/ Robert A. McCabe, Jr.	Director	March 2, 2026
Robert A. McCabe, Jr.

/s/ Gregory Montana	Director	March 2, 2026
Gregory Montana

/s/ Barry L. Storey	Director	March 2, 2026
Barry L. Storey

/s/ G. Kennedy Thompson	Director	March 2, 2026
G. Kennedy Thompson

/s/ Teresa White	Director	March 2, 2026
Teresa White