Form 10-Q
period 2026-03-31
Pinnacle Financial Partners, Inc.
filed 2026-05-06
CIK 2082866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
Commission file number 1-43038

______________________________

PINNACLE FINANCIAL PARTNERS, INC.
(Exact name of registrant as specified in its charter)
______________________________

Georgia	39-3738880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3400 Overton Park Drive
Atlanta,	Georgia	30339
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (706) 641-6500

______________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 Par Value	PNFP	New York Stock Exchange
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A	PNFP - PrA	New York Stock Exchange
Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B	PNFP - PrB	New York Stock Exchange
Depositary Shares, each representing 1/40 interest in a Share of 6.75% Fixed-Rate Non-Cumulative Perpetual Preferred Stock Series C	PNFP - PrC	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE
_____________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 30, 2026, 151,106,812 shares of the registrant's common stock, $1.00 par value, were outstanding.

PINNACLE FINANCIAL PARTNERS, INC.
INDEX OF DEFINED TERMS

Throughout this discussion, references to "Pinnacle", "we", "our", "us", "the Company" and similar terms refer to the consolidated entity consisting of Pinnacle Financial Partners, Inc. and its subsidiaries unless the context indicates that we refer only to the Parent Company, Pinnacle Financial Partners, Inc. When we refer to the "Bank" or "Pinnacle Bank" we mean our only bank subsidiary, Pinnacle Bank.
ACL – Allowance for credit losses (ALL, reserve on unfunded loan commitments, and reserve, if required, on debt securities and other receivables)
AFS – Available for sale
ALCO – Pinnacle's Asset Liability Management Committee
ALL – Allowance for loan losses
AOCI – Accumulated other comprehensive income (loss)
ASC – Accounting Standards Codification
ASU – Accounting Standards Update
ATM – Automatic teller machine
Basel III – The third Basel Accord developed by the Basel Committee on Banking Supervision to strengthen existing regulatory capital requirements
BHG – Bankers Healthcare Group, LLC
Board – Pinnacle's Board of Directors
BOLI – Bank-owned life insurance policies
bp(s) – Basis point(s)
C&I – Commercial and industrial
CCAR – Comprehensive Capital Analysis and Review
CECL – Current expected credit losses
CET1 – Common Equity Tier 1 Capital defined by Basel III capital rules
CIB – Corporate and Investment Banking
CMO – Collateralized mortgage obligation
CODM – Chief operating decision maker
Company – Pinnacle Financial Partners, Inc. and its wholly-owned subsidiaries, except where the context indicates otherwise
Covered Litigation – Certain Visa litigation for which Visa is indemnified by Visa USA members
CRA – Community Reinvestment Act
CRE – Commercial real estate
DCF – Discounted cash flow
ERM – Enterprise risk management
EVE – Economic value of equity
Exchange Act – Securities Exchange Act of 1934, as amended
FASB – Financial Accounting Standards Board
FDIC – Federal Deposit Insurance Corporation
FDM – Financial Difficulty Modification
i

Federal Reserve Bank – One of the 12 banks that are the operating arms of the U.S. central bank. They implement the policies of the Federal Reserve Board, supervise bank holding companies and certain banking institutions, and also conduct economic research
Federal Reserve Board – The 7-member Board of Governors that oversees the Federal Reserve System, establishes monetary policy (interest rates, credit, etc.), and monitors the economic health of the country. Its members are appointed by the President subject to Senate confirmation, and serve 14-year terms
Federal Reserve System or Federal Reserve – The Federal Reserve Board plus 12 Federal Reserve Banks, with each one serving member banks in its own district. The Federal Reserve has broad regulatory powers over the money supply and the credit structure of the economy
FFIEC – Federal Financial Institutions Examination Council
FFIEC Retail Credit Classification Policy – FFIEC Uniform Retail Credit Classification and Account Management Policy
FHLB – Federal Home Loan Bank
FICO – Fair Isaac Corporation
FOMC – Federal Open Market Committee
FRB – Federal Reserve Bank
FTP – Funds transfer pricing
GA DBF – Georgia Department of Banking and Finance
GAAP – Generally Accepted Accounting Principles in the United States of America
HTM – Held to maturity
Interagency Supervisory Guidance – Interagency Supervisory Guidance on Allowance for Loan and Lease Losses Estimation Practices for Loans and Lines of Credit Secured by Junior Liens on 1-4 Family Residential Properties
Legacy Pinnacle - Pinnacle Financial Partners, Inc., a Tennessee corporation
LIHTC – Low Income Housing Tax Credit
LTV – Loan-to-collateral value ratio
MBS – Mortgage-backed security
Merger - The merger of Synovus and Legacy Pinnacle into Steel Newco, Inc., a Georgia corporation, on January 1, 2026, with the name of Steel Newco, Inc. changing thereafter to Pinnacle Financial Partners, Inc.
MPS – Merchant processing servicer(s)
NAICS – North American Industry Classification System
nm – not meaningful
NPA – Non-performing assets
NPL – Non-performing loans
NSF – Non-sufficient funds
OCI – Other comprehensive income (loss)
ORE – Other real estate
Parent Company – Pinnacle Financial Partners, Inc.
Pinnacle – Pinnacle Financial Partners, Inc., a Georgia corporation
Pinnacle Bank – A Tennessee state-chartered bank and wholly-owned subsidiary of Pinnacle, through which Pinnacle conducts its banking operations
Pinnacle's 2025 Form 10-K – Pinnacle's Annual Report on Form 10-K for the year ended December 31, 2025
PCD - Purchase credit deteriorated
PPNR – Pre-provision net revenue
ii

PSU – Performance share units
Report – This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026
RSU – Restricted share units
SBA – Small Business Administration
SBIC – Small Business Investment Company
SEC – U.S. Securities and Exchange Commission
Securities Act – Securities Act of 1933, as amended
SOFR – Secured Overnight Financing Rate
Synovus – Synovus Financial Corp., a Georgia corporation
Synovus Bank – A Georgia state-chartered bank and wholly-owned subsidiary of Synovus, through which Synovus conducted its banking operations that ceased operations subsequent to the Merger
TDFI - Tennessee Department of Financial Institutions
TE – Taxable equivalent
Treasury – United States Department of Treasury
UPB – Unpaid principal balance
U.S. – United States
Visa – The Visa U.S.A., Inc. card association or its affiliates, collectively
Visa Class A shares – Class A shares of common stock issued by Visa are publicly traded shares which are not subject to restrictions on sale
Visa Class B shares – Class B shares of common stock issued by Visa which are subject to restrictions with respect to sale until all of the Covered Litigation has been settled. Class B (B-1 and B-2) shares will be convertible into Visa Class A shares using a then-current conversion ratio upon the lifting of restrictions with respect to sale of Visa Class B shares
Visa derivative – A derivative contract with the purchaser of Visa Class B shares which provides for settlements between the purchaser and Synovus based upon a change in the ratio for conversion of Visa Class B shares into Visa Class A shares

iii

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except share and per share data)	March 31, 2026	December 31, 2025
ASSETS
Cash and due from banks	$609	$359
Federal funds sold, securities purchased under resale agreements, and interest earning deposits with banks	5,309	3,206
Total cash, cash equivalents, and restricted cash	5,918	3,565
Investment securities held to maturity, net	2,539	2,591
Investment securities available for sale	16,939	6,567
Loans held for sale (includes $46 million at fair value as of Mar 31, 2026)	251	97
Loans, net of deferred fees and costs	85,197	39,154
Allowance for loan losses	(942)	(442)
Loans, net	84,255	38,712
Cash surrender value of bank-owned life insurance	2,181	1,223
Premises, equipment, and software, net	907	352
Goodwill	3,478	1,849
Core deposits and other intangible assets, net	1,091	30
Other assets	5,207	2,720
Total assets	$122,766	$57,706
LIABILITIES AND EQUITY
Liabilities
Deposits:
Non-interest-bearing deposits	$20,388	$9,051
Interest-bearing deposits	79,715	38,350
Total deposits	100,103	47,401
Federal funds purchased, and securities sold under repurchase agreements	308	316
FHLB advances and other borrowings	5,741	2,205
Other liabilities	2,020	740
Total liabilities	108,172	50,662
Equity
Shareholders' equity:
Preferred stock - no par value. Authorized 110 million shares at Mar 31, 2026 and 10 million shares at Dec 31, 2025; 225,000 shares, liquidation preference $225 million, 22 million shares issued and outstanding at Mar 31, 2026, and 225,000 shares, liquidation preference $225 million, issued and outstanding at Dec 31, 2025.	781	217
Common stock - $1.00 par value. Authorized 360 million shares at March 31, 2026 and 180 million shares authorized at Dec. 31, 2025; issued and outstanding 151 million and 78 million, respectively	151	78
Additional paid-in capital	10,102	3,144
Accumulated other comprehensive income (loss), net	(225)	(123)
Retained earnings	3,785	3,728
Total equity	14,594	7,044
Total liabilities and equity	$122,766	$57,706

See accompanying notes to unaudited interim condensed consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(dollar amounts in millions, except per share data, share count in thousands)	2026	2025
Interest income:
Loans, including fees	$1,260	$548
Investment securities	197	87
Other earning assets	57	34
Total interest income	1,514	669
Interest expense:
Deposits	521	274
FHLB advances and other borrowings	59	29
Federal funds purchased and securities sold under repurchase agreements	1	1
Total interest expense	581	304
Net interest income	933	365
Provision for credit losses	76	17
Net interest income after provision for credit losses	857	348
Non-interest revenue:
Core banking fees	91	32
Wealth management revenue	84	33
Income from equity method investment	31	20
Capital markets income	18	3
Total loan sales and servicing	10	6
Income from bank-owned life insurance	20	10
Investment securities gains (losses), net	3	(13)
Other non-interest revenue	27	6
Total non-interest revenue	284	97
Non-interest expense:
Salaries and other personnel expense	396	172
Net occupancy, equipment, and software expense	97	42
Amortization of intangibles	48	1
FDIC insurance and other regulatory fees	23	11
Merger-related expense	275	—
Other operating expense	113	49
Total non-interest expense	952	275
Income before income taxes	189	170
Income tax expense	39	30
Net income	150	140
Less: Preferred stock dividends	15	4
Net income available to common shareholders	$135	$136
Net income per common share, basic	$0.89	$1.78
Net income per common share, diluted	0.89	1.77
Weighted average common shares outstanding, basic	150,998	76,727
Weighted average common shares outstanding, diluted	151,471	76,965

See accompanying notes to unaudited interim condensed consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
	2026	2025
(in millions)
Net income	$150	$140
Unamortized holding gains on securities transferred to held to maturity, net of tax
Reclassification adjustment for accretion of unrealized holding gains on HTM securities, net of tax	(1)	(1)
Net change	(1)	(1)
Unrealized gains (losses) on securities available for sale, net of tax
Change in net unrealized gains (losses) on AFS securities arising during the period, net of tax	(98)	(15)
Reclassification adjustment for realized (gains) losses on sale of AFS securities included in net income, net of tax	(2)	9
Net change	(100)	(5)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges, net of tax
Change in net unrealized gains (losses) on cash flow hedges arising during the period, net of tax	(1)	9
Net change	(1)	9
Total other comprehensive income	(102)	2
Comprehensive income	$48	$142

See accompanying notes to unaudited interim condensed consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in millions, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2025	$217	$78	$3,144	$(123)	$3,728	$7,044
Net income	—	—	—	—	150	150
Other comprehensive loss, net of income taxes	—	—	—	(102)	—	(102)
Cash dividends paid on common stock - $0.50 per share	—	—	—	—	(75)	(75)
Cash dividends declared on preferred stock(1)	—	—	—	—	(15)	(15)
Issuance of common stock pursuant to RSU and PSU agreements, net of shares withheld for taxes and related tax benefits	—	—	(70)	—	(3)	(73)
Compensation expense for restricted share awards, RSUs and PSUs	—	—	90	—	—	90
Issuance of preferred stock related to merger	564	—	—	—	—	564
Issuance of common stock related to merger	—	73	6,938	—	—	7,011
Balance at March 31, 2026	$781	$151	$10,102	$(225)	$3,785	$14,594

Balance at December 31, 2024	$217	$77	$3,130	$(168)	$3,176	$6,432
Net income	—	—	—	—	140	140
Other comprehensive income, net of income taxes	—	—	—	2	—	2
Cash dividends paid on common stock - $0.24 per share	—	—	—	—	(19)	(19)
Cash dividends paid on preferred stock - 16.88 per share	—	—	—	—	(4)	(4)
Restricted shares withheld for taxes and related tax benefit	—	—	(6)	—	—	(6)
Issuance of common stock pursuant to RSU and PSU agreements, net of shares withheld for taxes and related tax benefits	—	—	(13)	—	—	(13)
Compensation expense for restricted share awards, RSUs and PSUs	—	—	11	—	—	11
Balance at March 31, 2025	$217	$77	$3,122	$(166)	$3,293	$6,543

(1) For the three months ended March 31, 2026, dividends per share were $0.46 for Series A, $0.52 for Series B, and $16.88 for Series C Preferred Stock.

See accompanying notes to unaudited interim condensed consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Operating Activities
Net income	$150	$140
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion, net	303	38
Provision for credit losses	76	17
Investment securities (gains) losses, net	(3)	13
Deferred income tax expense (benefit)	163	17
Originations of loans held for sale	(2,724)	(741)
Proceeds from sales and payments on loans held for sale	2,681	783
Gain on sales of loans held for sale, net	(5)	(3)
Income from equity method investment	(31)	(20)
Dividends received from equity method investment	1	25
Share-based compensation expense	89	11
Decrease (increase) in other assets	351	(86)
Increase (decrease) in other liabilities	(124)	(212)
Other	(1)	(4)
Net cash provided by (used in) operating activities	926	(22)
Investing Activities
Acquisition, net of cash acquired(1)	2,537	—
Proceeds from maturities and principal collections of investment securities held to maturity	45	23
Proceeds from maturities and principal collections of investment securities available for sale	452	67
Proceeds from sales of investment securities available for sale	5,107	188
Purchases of investment securities available for sale	(6,229)	(583)
Net proceeds from sales of loans	3	9
Net (increase) decrease in loans	(2,374)	(680)
Net (purchases) redemptions of Federal Home Loan Bank stock	(83)	6
Net (purchases) redemptions of Federal Reserve Bank stock	(257)	—
Net proceeds from settlement (purchases) of bank-owned life insurance policies	3	(100)
Net increase in premises, equipment and software	(15)	(20)
Other	17	(73)
Net cash provided by (used in) investing activities	(794)	(1,163)
Financing Activities
Net increase (decrease) in deposits	1,391	1,636
Net increase (decrease) in federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings	(57)	34
Repayments and redemption of FHLB and other borrowings	(3,050)	—
Proceeds from FHLB and other borrowings	4,100	—
Dividends paid to common shareholders	(75)	(19)
Dividends paid to preferred shareholders	(15)	(4)
Issuances, net of taxes paid, under equity compensation plans	(73)	(19)
Net cash provided by (used in) financing activities	2,221	1,628
Increase (decrease) in cash and cash equivalents including restricted cash	2,353	443
Cash, cash equivalents, and restricted cash, at beginning of period	3,565	3,436
Cash, cash equivalents, and restricted cash at end of period	$5,918	$3,879

Supplemental Disclosures:
Income taxes paid, net of refunds	$(42)	$2
Interest paid	483	308
(1)Cash acquired as part of the Merger with Synovus. Refer to Note 2 - Business Combination in this Report, for more detailed information regarding the Merger.
See accompanying notes to unaudited interim condensed consolidated financial statements.

Notes to Unaudited Interim Condensed Consolidated Financial Statements
Note 1 - Basis of Presentation and Accounting Policies
General
The accompanying unaudited interim condensed consolidated financial statements of Pinnacle Financial Partners, Inc. include the accounts of the Parent Company and its consolidated subsidiaries. Pinnacle, headquartered in Atlanta, Georgia, is a financial holding company whose primary business is conducted by its wholly-owned subsidiary, Pinnacle Bank. Pinnacle Bank is a Tennessee state-chartered bank headquartered in Nashville, Tennessee. Pinnacle Bank also holds a 49% interest in Bankers Healthcare Group, LLC (BHG), a company that primarily serves as a full-service commercial loan provider to healthcare and other professional practices and providers but also makes consumer loans for various purposes. Pinnacle Bank provides a full range of banking services, including investment, mortgage, insurance and comprehensive wealth management services, in several primarily urban markets and their surrounding communities.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to the SEC Form 10-Q and Article 10 of Regulation S-X; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, comprehensive income (loss), and cash flows in conformity with GAAP. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the periods covered by this Report have been included. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in Pinnacle's 2025 Form 10-K. We have described relevant updates to the significant accounting policies presented in Pinnacle Financial Partner's 2025 Form 10-K below, as the updates are primarily a result of the Merger. Refer to Note 2 - Business Combination, for more information related to the Merger.
Reclassifications
Prior periods consolidated financial statements are reclassified whenever necessary to conform to the current period's presentation.
Use of Estimates in the Preparation of Financial Statements
In preparing the consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the respective consolidated balance sheets and the reported amounts of revenue and expense for the periods presented. Actual results could differ significantly from those estimates.
Material estimates that are particularly susceptible to significant change relate to the determination of the ACL, estimates of fair value, income taxes, contingent liabilities and the purchase price allocation associated with the Merger.
Business Combinations
Business combinations are accounted for under the acquisition method, in which the identifiable assets acquired and liabilities assumed are generally measured and recognized at fair value as of the acquisition date, with the excess of the purchase price over the fair value of the net assets acquired capitalized as goodwill. Items such as acquired right-of-use (ROU) lease assets and operating lease liabilities as lessee, employee benefit plans, and income-tax related balances are recognized in accordance with other applicable GAAP, which may result in measurements that differ from fair value. Business combinations are included in the consolidated financial statements from the respective dates of acquisition. Historical reporting periods reflect only the results of legacy Pinnacle operations. Merger-related expenses are recorded in non-interest expense in the period incurred. Additional information regarding the Merger can be found in Note 2 - Business Combination.
Allowance for Credit Losses (ACL)
The Company estimates its ACL in accordance with the CECL methodology as required by ASC 326. Management assesses the adequacy of the ACL on a quarterly basis. This assessment includes procedures to estimate expected credit losses and to evaluate the appropriateness of the resulting allowance balance. The ACL represents management’s estimate of expected credit losses over the remaining contractual life of loans held for investment as of the balance sheet date.
The ACL is based on management’s evaluation of historical loss experience, current conditions, and reasonable and supportable forecasts of future economic conditions. In developing the estimate, management considers asset quality trends, portfolio composition and concentrations, borrower performance and repayment capacity (including the timing of future payments), collateral values, industry conditions, underwriting standards, risk rating migration, policy exceptions, results of internal and independent loan reviews, peer and regulatory information, and other qualitative factors deemed relevant. The ACL is increased through the provision for credit losses and reduced by charge‑offs, net of recoveries.

Credit Loss Estimation Methodologies
The Company’s loan loss estimation process is designed to reflect the unique risk characteristics of its loan portfolio segments—Commercial & Industrial, Commercial Real Estate, and Consumer—while applying a consistent, principles‑based framework across all segments. Each portfolio segment is further disaggregated into loan classes, which represent the level at which credit risk is evaluated and credit quality is monitored.

Expected credit losses are estimated over the contractual life of the loan, adjusted for expected prepayments and curtailments, using modeling approaches that incorporate key drivers of credit risk, including borrower default risk, exposure at default, and expected loss severity. These estimates rely on forecasted probabilities of default and loss severity assumptions informed by historical loss experience, collateral characteristics, and other relevant loan‑level and portfolio‑level factors.

Macroeconomic conditions are incorporated into the estimation process through forward‑looking forecasts applied across multiple probability‑weighted scenarios representing a range of plausible economic outcomes. Such variables may include, among others, unemployment rates, gross domestic product, commercial and residential property price indices, household debt and financial obligation ratios, and other relevant economic measures. Forecasts of these variables are obtained from independent third‑party sources and used as inputs into the Company’s credit loss models. Collectively, these inputs are used to estimate life‑of‑loan expected credit losses in a manner that is responsive to changes in portfolio composition, credit quality, and the economic environment.
Reasonable and Supportable Forecast Period
Expected credit losses are estimated over a period for which management is able to develop reasonable and supportable economic forecasts. For periods beyond the reasonable and supportable forecast horizon, the Company reverts expected credit losses to long‑term historical averages using a straight‑line methodology. The length of the reasonable and supportable forecast period and the reversion period are evaluated quarterly and may vary based on economic conditions, portfolio characteristics, and modeling considerations.
Qualitative Adjustments
Modeled expected credit losses are supplemented by qualitative adjustments to capture risks not fully reflected in the quantitative models. Qualitative factors may include, among others, changes in portfolio concentrations, lending policies, underwriting practices, competitive conditions, economic forecast limitations, loan maturity extensions, team member experience and turnover, independent loan review results, regulatory developments, and emerging risks that are not represented in historical loss data. These adjustments, in management's judgment, are necessary to reflect losses expected in the portfolio and are based on management's analysis of current and expected economic conditions and their impact to the portfolio.
Individually Analyzed Loans
Loans that do not share similar risk characteristics with collectively evaluated pools are evaluated on an individual basis. Individual evaluations are generally performed for loans that have experienced significant credit deterioration or where repayment is expected to be substantially dependent on the operation or sale of the underlying collateral.
For individually analyzed loans, expected credit losses are measured using either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, less estimated selling costs, when the loan is collateral‑dependent.
When management determines that a portion of an individually analyzed loan is uncollectible, the uncollectible amount is written off against the ACL.
Loan Modifications to Borrowers Experiencing Financial Difficulty
The Company modifies loans for borrowers experiencing financial difficulty in the normal course of business. An assessment of financial difficulty is made at the time of modification. Because the effects of most loan modifications are already incorporated into the ACL through the Company’s modeling methodologies, a modification generally does not result in an additional allowance adjustment. When principal forgiveness is granted, the forgiven amount is deemed uncollectible and is written off against the ACL.
Purchased Loans
Purchased loans are evaluated at acquisition to determine whether they have experienced more‑than‑insignificant deterioration in credit quality since origination. Loans identified as PCD are recorded at amortized cost, inclusive of an initial ACL established through a gross‑up of the loan’s carrying value, with no immediate impact to earnings. Subsequent changes in expected credit losses on PCD loans are recognized through the provision for credit losses.

Loans acquired in a business combination are recognized on the acquisition date at their estimated fair value based on expected future cash flows discounted at a market-based rate of interest and inclusive of adjustments for credit risk, interest rate risk, liquidity and other factors. Acquired loans that have experienced more-than-insignificant deterioration in credit quality since origination are classified as PCD loans. An ACL is established for the initial estimate of expected credit losses on PCD loans as of the acquisition date and recorded through a gross-up adjustment to the loan's amortized cost basis. In addition, we adopted ASU 2025-08 as of January 1, 2026, whereby non-PCD loans acquired in a business combination are deemed purchased seasoned loans with an ACL also established for the initial estimate of expected credit losses as of the acquisition date and recorded through a gross-up adjustment to the loans' amortized cost basis. See Note 2 - Business Combinations for additional information on loans acquired in a business combination.
Accrued Interest Receivable
Accrued interest receivable is presented in other assets on the consolidated balance sheets. Consistent with ASC 326, the Company generally does not record an ACL for accrued interest receivable, as non‑accrual policies result in timely write‑off of uncollectible accrued interest.
Independent Credit Review
In assessing the adequacy of the ACL, management considers the results of internal and independent loan review processes, including reviews performed by third‑party firms and regulatory examiners. These reviews assist management in identifying loans with elevated credit risk and in evaluating the overall risk profile of the loan portfolio.
Estimation Uncertainty
The estimation of expected credit losses is inherently subjective and requires the use of judgment. Actual credit losses may differ from management’s estimates due to changes in economic conditions, borrower behavior, collateral values, or other factors beyond the Company’s control. Accordingly, future provisions for credit losses may materially differ from those recorded in the current period.
Allowance for Credit Losses on Off‑Balance‑Sheet Credit Exposures
The Company maintains an allowance for credit losses on off‑balance‑sheet credit exposures, including unfunded loan commitments and letters of credit, unless the obligation is unconditionally cancellable by the Company. Expected credit losses are estimated over the contractual term of the exposure, considering the likelihood that the commitment will be funded and the expected credit loss occurs on the resulting funded balance. Loss assumptions for off‑balance‑sheet exposures are generally consistent with those used for similar on‑balance‑sheet loan segments. The allowance for off‑balance‑sheet credit exposures is included in other liabilities, with changes recognized through the provision for credit losses.

Recent Accounting Pronouncements
The following table provides a brief description of accounting standards adopted in 2026 or recently issued and the estimated effect on the Company’s financial statements.

Standard	Description	Required date of adoption	Effect on Company's financial statements or other significant matters
Standards Adopted
ASU 2025-06 —Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	In September 2025, the FASB issued ASU 2025-06 to clarify and modernize the accounting for costs related to internal-use software. The ASU removes all references to project stages throughout ASC 350-40 and clarifies the threshold entities should apply to begin capitalizing costs. The ASU addresses investor feedback that the current guidance for software costs is outdated and not relevant given the evolution of software development. The ASU requires disclosures under ASC 360-10 be applied to all capitalized software costs accounted for under ASC 350-40, regardless of how those costs are presented in the financial statements. Early adoption is permitted, including adoption in an interim period but must be applied as of the beginning of the annual period that includes that interim period. The ASU may be adopted prospectively, retrospectively, or on a modified transition approach.	January 1, 2028	The Company has early adopted this standard on a prospective basis as of January 1, 2026 for both annual and interim reporting periods therein. The adoption of this standard did not have a material impact to the consolidated financial statements.
ASU 2025-08 —Financial Instruments—Credit Losses (Topic 326) —Purchased Loans
In November 2025, the FASB issued ASU 2025-08 to expand the population of acquired financial assets subject to the gross-up approach in Topic 326. In accordance with the amendments in this ASU, loans (excluding credit cards) acquired without credit deterioration and deemed "seasoned" are purchased seasoned loans and accounted for using the gross-up approach at acquisition. All non-purchased credit deteriorated ("non-PCD") loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this ASU should be applied prospectively to loans that are acquired on or after the initial application date. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance.
January 1, 2027
The Company has early adopted this standard on a prospective basis as of January 1, 2026 for both annual and interim reporting periods therein. Accordingly, the initial estimate of expected credit losses of $478 million for acquired Synovus loans recognized in the allowance for loan losses included both PCD and non-PCD loans. See Note 2 - Business Combinations and Note 5 - Loans and Allowance for Loan Losses herein for more information.

Standard	Description	Required date of adoption	Effect on Company's financial statements or other significant matters
Standards Issued But Not Yet Adopted
ASU 2024-03, Income Statement (Topic 220): Disaggregation of Income Statement Expenses	In November 2024, the FASB issued ASU 2024-03 to improve the disclosures over expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The ASU addresses investors requests for more disaggregated expense information to better understand an entity's performance, better assess the entity's prospects for future cash flows, and compare an entity's performance over time and with that of other entities. This ASU requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. Retrospective application in all prior periods is permitted.	January 1, 2027	The Company will prospectively adopt for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027.

Note 2 - Business Combination
Description of the Transaction
On January 1, 2026, the transaction contemplated by the Merger Agreement dated as of July 24, 2025 (the Merger Agreement) by and among Pinnacle Financial Partners, a Tennessee corporation (Legacy Pinnacle), Synovus Financial Corp., and Steel Newco Inc., a newly formed Georgia corporation (Newco) closed. As such and pursuant to the terms and conditions of the Merger Agreement, Legacy Pinnacle and Synovus merged with and into Newco, with Newco continuing as the surviving corporation and subsequently being renamed Pinnacle Financial Partners, Inc. Upon completion of the Merger, the separate corporate existence of Legacy Pinnacle and Synovus ceased, and Newco (now Pinnacle Financial Partners, Inc.) became the parent company for the combined organization. Following the completion of the Merger and after Pinnacle Bank becoming a member bank of the Federal Reserve System on January 2, 2026, Synovus Bank merged with and into Pinnacle Bank, with Pinnacle Bank continuing as the surviving bank and the separate existence of Synovus Bank ceasing.
Pursuant to the terms and conditions of the Merger Agreement, (a) each share of common stock, par value $1.00 per share, of Synovus (“Synovus Common Stock”) outstanding immediately prior to the effective time of the Merger was converted into the right to receive 0.5237 shares of the common stock of Newco ("Newco Common Stock") and (b) each share of common stock, par value $1.00 per share, of legacy Pinnacle outstanding immediately prior to the Merger was converted into the right to receive one share of Newco Common Stock. Holders of Synovus Common Stock received cash in lieu of fractional shares.
Pursuant to the terms and conditions of the Merger Agreement (i) each share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, no par value, of Synovus outstanding immediately prior to the Merger was converted into the right to receive one share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, no par value, of Newco; (ii) each share of Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series E, no par value, of Synovus outstanding immediately prior to the Merger was converted into the right to receive one share of Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B, no par value, of Newco; (iii) each share of 6.75% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series C, no par value, of Legacy Pinnacle (Legacy Pinnacle Preferred Stock) outstanding immediately prior to the Merger was converted into the right to receive one share of 6.75% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series C, no par value, of Newco (Newco Series C Preferred Stock); and (iv) each outstanding depositary share representing a 1/40th interest in a share of Legacy Pinnacle Preferred Stock (Legacy Pinnacle Depositary Shares) was converted into a depositary share representing a 1/40th interest in a share of Newco Series C Preferred Stock.
The transaction was accounted for as a business combination in accordance with Topic 805, Business Combinations, ASC 805, with Pinnacle as the accounting acquirer.
Preliminary Purchase Price Allocation
The purchase price has been allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of January 1, 2026. Due to the timing of the transaction closing date and Pinnacle's quarterly report on Form 10-Q, the purchase price allocation is preliminary as of March 31, 2026, and subject to adjustment during the measurement period (not to exceed one year from the acquisition date). While we believe the information available on January 1, 2026 provides a reasonable basis for estimating fair value, we may obtain additional information and evidence during the measurement period that would result in changes to the estimated fair value amounts. Valuations subject to change include, but are not limited to loans, premises, equipment, software, core deposits, certain identifiable intangible assets, certain deposits, deferred tax assets and liabilities, certain other assets and certain other liabilities. Any measurement period adjustments will be recorded retrospectively as adjustments to goodwill. As of March 31, 2026, the Company has recorded goodwill of $1.6 billion related to the Merger. Goodwill is calculated as the excess of the fair value of consideration transferred over the fair value of the net assets acquired and will not be deductible for tax purposes. The fair value of the net assets acquired is presented below and included an $848 million core deposit intangible asset (CDI) and a $262 million wealth customer relationship intangible asset which are included in "identifiable intangible assets". Refer to Note 6 - Goodwill and Other Intangible Assets in this Report for additional information related to goodwill.

(in millions)
Assets acquired:
Cash and cash equivalents	$2,538
Investment securities	9,830
Loans held for sale	106
Loans	43,952
Allowance for loan losses	(478)
Loans, net	43,474
Premises, equipment, and software	561
Cash surrender value of bank-owned life insurance	941
Identifiable intangible assets	1,110
Other assets	2,768
Total assets acquired	$61,330
Liabilities assumed:
Deposits	$51,316
Federal funds purchased, and securities sold under repurchase agreements	49
FHLB advances and other borrowings	2,502
Other liabilities	$1,517
Total liabilities assumed	55,383
Net assets acquired	5,947
Consideration:
Fair value of common stock issued	$6,940
Fair value of preferred stock issued	564
Fair value of equity awards	71
Total preliminary consideration	$7,576
Preliminary goodwill	$1,629

As previously stated, Pinnacle recorded approximately $1.6 billion of preliminary estimated goodwill, as reflected in the purchase price allocation table above. This goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired and reflects the expected benefits of combining operations of Pinnacle and Synovus. These benefits include anticipated cost savings and operating efficiencies resulting from the integration of overlapping corporate functions and systems, revenue growth opportunities arising from complementary geographic markets and expanded product offerings, and the value of the assembled workforce and management expertise.
As back office functions which include loan and deposit processing have not been integrated, Pinnacle is in the process of finalizing its valuation analysis and calculations in sufficient detail necessary to arrive at the required estimates of the fair value of the Synovus' assets to be acquired or liabilities assumed. Further, Pinnacle is in the process of identifying all adjustments necessary to conform Synovus' accounting policies to Pinnacle's accounting policies. As more information becomes available differences could be identified between the accounting policies of the two companies that, when conformed, could have a material impact on the combined company's financial information. Accordingly, the amounts recorded for current and deferred tax assets and liabilities are also considered provisional as the Company continues to evaluate the nature and extent of permanent and temporary differences between the book and tax bases of the assets acquired and liabilities assumed.
The following is a description of the methods used to estimate the fair value of significant assets acquired and liabilities assumed above.
Cash and cash equivalents: The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.
Investment Securities: Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair value estimates are based on observable inputs obtained from market transactions in similar securities.
Loans: Fair values for loans were based on a discounted cash flow methodology that includes lifetime credit loss expectations for loans, current interest rates and liquidity. The fair value adjustment excluded certain immaterial loan portfolios such as credit cards.

Intangible assets: Core deposit intangibles represent the low cost of funding core deposits acquired provide to the Company's marginal cost of funds. The fair value was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, net maintenance cost of the deposit base, alternative cost of funds and the interest costs associated with customer deposits. The CDI is being amortized using the sum-of-the-years digits method over approximately 10 years.
The wealth customer relationship intangible asset will be amortized based on the use of straight-line methodology over approximately 14 years. Client relationship intangibles are valued using a discounted cash flow methodology that reflects the estimated value of the future net earnings from the relationships which includes adjustments for estimated attrition.
Premises: Land and buildings held for use were valued at appraised values, which reflect considerations of recent disposition values for similar property types with adjustments for characteristics of individual properties.
Borrowings: The fair values of long-term debt instruments are estimated based on quoted market prices for the instrument if available, or by using discounted cash flow analyses, based on current incremental borrowing rates for similar types of instruments.
Pro Forma Financial Information (Unaudited)
The following table presents certain unaudited pro forma condensed combined financial information for the results of operations for the three months ended March 31, 2026 and 2025, as if Synovus had been acquired on January 1, 2025 by Pinnacle. The unaudited pro forma results include the estimated impact of amortizing and accreting certain purchase accounting adjustments such as intangible assets as well as fair value adjustments to loans, borrowings, and owned and leased premises and equipment. Pro forma combined results also include the adjustments for the elimination of Synovus’ net deferred origination fees accretion and intangible amortization. The unaudited pro forma adjustments are based upon available information and certain assumptions that Pinnacle (as the accounting acquirer) believes are reasonable. The following unaudited pro forma condensed combined financial information does not reflect the costs of any integration activities or benefits that may result from the realization of future cost savings from operating efficiencies. Certain reclassifications have also been made to align Pinnacle’s and Synovus’ historical financial statement presentation. The unaudited pro forma information is provided for illustrative purposes only and is not necessarily indicative of the results that would have occurred had the acquisition been consummated on January 1, 2025 nor is it indicative of future results.

	Unaudited Pro Forma
(in millions)	Three Months Ended March 31,
	2026	2025
Net interest income	$933	$853
Total non-interest revenue	$284	$215
Net income available to common shareholders	$135	$311

Merger-related expenses of $275 million were incurred during March 31, 2026 and are recorded in the condensed consolidated income statement and include incremental costs related to the closing of the Merger, including $100 million in advisory fees, $70 million in equity acceleration expense, $91 million in other employee-related costs and $15 million in other costs.

Note 3 - Equity Method Investment

A summary of BHG's financial position as of March 31, 2026 and December 31, 2025 and results of operations as of and for the three months ended March 31, 2026 and 2025, were as follows:

	As of
	March 31, 2026	December 31, 2025
(in millions)
Assets	$4,443	$4,264

Liabilities	3,951	3,824
Equity interests	492	440
Total liabilities and equity	$4,443	$4,264

	For the Three Months Ended March 31,
	2026	2025
(in millions)
Revenues	$302	$241
Net income	$69	$44

At March 31, 2026 and December 31, 2025, technology, trade name, and customer relationship intangibles associated with Pinnacle Bank's investment in BHG, net of related amortization, totaled $6 million and $6 million, respectively.
During the three months ended March 31, 2026, Pinnacle Bank received cash distributions of $1 million from BHG compared to $25 million received during the three months ended March 31, 2025. Earnings from BHG are included in Pinnacle's consolidated tax return. Profits from intercompany transactions are eliminated. During the three months ended March 31, 2026 and 2025, Pinnacle Bank did not purchase any loans from BHG. At March 31, 2026 and December 31, 2025, there were $92 million and $104 million, respectively, of BHG joint venture program loans held by Pinnacle Bank. These loans were purchased from BHG by Pinnacle Bank at par, and BHG and Pinnacle Bank share proportionately in the credit risk of the acquired loans based on the rate on the loan and the rate of the purchase. The yield on this portfolio to Pinnacle Bank is between 4.50% and 6.00% per annum.
Note 4 - Securities
The amortized cost, gross unrealized gains and losses, and estimated fair values of debt securities at March 31, 2026 and December 31, 2025 are summarized below.

	March 31, 2026
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity:
U.S. Treasury securities	$20	$—	$(1)	$19
U.S. Government agency securities	226	—	(5)	221
Mortgage-backed securities	338	—	(17)	321
State and municipal securities	1,782	—	(171)	1,611
Asset-backed securities	107	—	(2)	105
Corporate notes and other	68	—	(4)	64
Total securities held to maturity(1)	$2,541	$—	$(200)	$2,341
Allowance for credit losses- securities held to maturity	$(2)
Securities HTM, net of allowance for credit losses	$2,539

Securities available for sale:
U.S. Treasury securities	$2,739	$—	$(16)	$2,723
U.S. Government agency securities	208	—	(16)	192
Mortgage-backed securities	12,481	10	(153)	12,338
State and municipal securities	1,486	4	(83)	1,407
Corporate notes and other	289	1	(11)	279
Total securities available for sale(2)	$17,203	$15	$(279)	$16,939

	December 31, 2025
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity:
U.S. Treasury securities	$20	$—	$—	$20
U.S. Government agency securities	226	—	(5)	221
Mortgage-backed securities	350	—	(18)	332
State and municipal securities	1,821	1	(155)	1,667
Asset-backed securities	108	—	(2)	106
Corporate notes and other	68	—	(4)	64
Total securities held to maturity(1)	$2,593	$1	$(184)	$2,410
Allowance for credit losses- securities held to maturity	$(2)
Securities HTM, net of allowance for credit losses	$2,591

Securities available for sale:
U.S. Treasury securities	$1,576	$10	$—	$1,586
U.S. Government agency securities	210	—	(15)	195
Mortgage-backed securities	2,852	11	(69)	2,794
State and municipal securities	1,768	8	(67)	1,709
Corporate notes and other	293	2	(12)	283
Total securities available for sale(2)	$6,699	$31	$(163)	$6,567

(1) The amounts reported exclude accrued interest receivable on debt securities HTM of $16 million and $26 million at March 31, 2026 and December 31, 2025, respectively, which are presented as a component of other assets on the consolidated balance sheets. The amortized cost basis of debt securities HTM includes a net premium of $14 million and $16 million at March 31, 2026 and December 31, 2025, respectively, related to the unamortized portion of unrealized net gains on the transferred debt securities HTM.
(2) The amounts reported exclude accrued interest receivable on debt securities AFS of $133 million and $111 million at March 31, 2026 and December 31, 2025, respectively, which are presented as a component of other assets on the consolidated balance sheets.
Pinnacle has entered into various fair value hedging transactions to mitigate the impact of changing interest rates on the fair values of available for sale securities. See Note 9 - Derivative Instruments and Hedging Activities for disclosure of the gains and losses recognized on derivative instruments and the cumulative fair value hedging adjustments to the carrying amount of the hedged securities.
At March 31, 2026 and December 31, 2025, debt securities with carrying values of $8.4 billion and $4.1 billion, respectively, were pledged to secure certain derivative contracts, public funds and other deposits and repurchase agreements, as required by law or contractual agreements.
Gross unrealized losses on investment securities AFS and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2026 and December 31, 2025 are presented below.

	March 31, 2026
	Less than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$1,832	$(10)	$888	$(6)	$2,720	$(16)
U.S. Government agency securities	2	$—	189	(16)	191	(16)
Mortgage-backed securities	10,226	(88)	704	(65)	10,930	(153)
State and municipal securities	251	(7)	1,104	(76)	1,355	(83)
Corporate notes and other	16	(1)	123	(10)	139	(11)
Total	$12,327	$(106)	$3,008	$(173)	$15,335	$(279)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$205	$—	$—	$—	$205	$—
U.S. Government agency securities	—	—	191	(15)	191	(15)
Mortgage-backed securities	506	(1)	876	(68)	1,382	(69)
State and municipal securities	871	(18)	341	(49)	1,212	(67)
Corporate notes and other	15	(2)	141	(10)	156	(12)
Total	$1,597	$(21)	$1,549	$(142)	$3,146	$(163)

As shown in the tables above, at March 31, 2026, Pinnacle had approximately $279 million in unrealized losses with an approximate fair value of $15.3 billion of AFS securities. For any securities classified as AFS that are in an unrealized loss position at the balance sheet date, Pinnacle assesses whether it intends to sell the security, or more-likely-than-not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because Pinnacle currently does not intend to sell those AFS securities that have an unrealized loss at March 31, 2026, and it is not more-likely-than-not that Pinnacle will be required to sell the securities before recovery of their amortized cost basis, which may be maturity, Pinnacle has determined that no write-down is necessary. In addition, Pinnacle evaluates whether any portion of the decline in fair value of AFS securities is the result of credit deterioration of the issuers, which would require the recognition of an allowance for credit losses. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. The unrealized losses associated with the AFS securities at March 31, 2026 are driven by changes in interest rates and are not due to the credit quality of the securities and accordingly, no allowance for credit losses is considered necessary related to AFS securities at March 31, 2026. These securities will continue to be monitored as part of Pinnacle's ongoing evaluation of credit quality. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.
The allowance for credit losses on HTM securities is measured on a collective basis by major security type, Pinnacle has a zero loss expectation for U.S. treasury securities in addition to U.S. Government agency securities and mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and accordingly, no allowance for credit losses is estimated for these securities. Credit losses on HTM state and municipal securities and corporate notes and other securities are estimated using third-party probability of default and loss given default models driven primarily by macroeconomic factors over a reasonable and supportable period of twenty-four months with an eight month reversion to average loss factors. At both March 31, 2026 and December 31, 2025, the estimated allowance for credit losses on HTM securities was $2 million.
The amortized cost and fair value by contractual maturity of debt securities HTM and debt securities AFS at March 31, 2026 are shown below. The expected life of MBSs or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, MBSs and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	March 31, 2026
(in millions)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Securities HTM:
U.S. Treasury securities
Amortized cost	$20	$—	$—	$—	$20
Fair value	19	—	—	—	19
U.S. Government agency securities
Amortized cost	136	65	25	—	226
Fair value	134	64	23	—	221
Mortgage-backed securities
Amortized cost	4	108	122	104	338
Fair value	4	102	118	97	321

	March 31, 2026
(in millions)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
State and municipal securities
Amortized cost	—	12	47	1,723	1,782
Fair value	—	12	45	1,554	1,611
Asset-backed securities
Amortized cost	16	—	—	91	107
Fair value	16	—	—	89	105
Corporate notes and other
Amortized cost	—	57	11	—	68
Fair value	—	54	10	—	64

Securities AFS:
U.S. Treasury securities
Amortized cost	$532	$1,312	$—	$895	$2,739
Fair value	532	1,302	—	889	2,723
U.S. Government agency securities
Amortized cost	—	191	2	15	208
Fair value	—	176	2	14	192
Mortgage-backed securities
Amortized cost	45	2,265	1,134	9,037	12,481
Fair value	45	2,239	1,106	8,948	12,338
State and municipal securities
Amortized cost	—	2	5	1,479	1,486
Fair value	—	2	5	1,400	1,407
Corporate notes and other
Amortized cost	—	82	189	18	289
Fair value	—	77	186	16	279

Gross gains and gross losses on sales of securities AFS for the three months ended March 31, 2026 and 2025 are presented below. The specific identification method is used to reclassify gains and losses out of accumulated other comprehensive income (loss) at the time of sale.

	Three Months Ended March 31,
(in millions)	2026	2025
Gross realized gains on sales(1)	$13	$—
Gross realized losses on sales	(10)	(13)
Investment securities gains (losses), net	$3	$(13)

(1) Includes a $10 million gain on the termination of fair value hedges related to the U.S Treasury securities and state and municipal securities portfolios.

Note 5 - Loans and Allowance for Loan Losses
Aging and Non-Accrual Analysis
The following tables provide a summary of current, accruing past due, and non-accrual loans by portfolio class as of March 31, 2026 and December 31, 2025.

	March 31, 2026
(in millions)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$33,930	$42	$5	$47	$95	$79	$34,151
Owner-occupied	13,963	9	—	9	69	5	14,046
Total commercial and industrial	47,893	51	5	56	164	84	48,197
Investment properties	20,763	4	—	4	79	42	20,888
1-4 family properties	1,928	2	—	2	4	1	1,935
Land and development	937	—	—	—	—	—	937
Total commercial real estate	23,628	6	—	6	83	43	23,760
Consumer mortgages	8,153	20	—	20	61	—	8,234
Home equity	3,120	18	1	19	18	—	3,157
Credit cards	223	2	2	4	—	—	227
Other consumer loans	1,604	12	—	12	6	—	1,622
Total consumer	13,100	52	3	55	85	—	13,240
Loans, net of deferred fees and costs(1)(2)	$84,621	$109	$8	$117	$332	$127	$85,197

	December 31, 2025
(in millions)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$16,478	$21	$2	$23	$35	$13	$16,549
Owner-occupied	5,738	3	—	3	3	3	5,747
Total commercial and industrial	22,216	24	2	26	38	16	22,296
Investment properties	9,448	—	—	—	34	14	9,496
1-4 family properties	1,280	2	—	2	2	—	1,284
Land and development	576	—	—	—	—	—	576
Total commercial real estate	11,304	2	—	2	36	14	11,356
Consumer mortgages	3,417	16	—	16	23	—	3,456
Home equity	1,360	8	—	8	6	—	1,374
Credit cards	51	1	1	2	—	—	53
Other consumer loans	616	3	—	3	—	—	619
Total consumer	5,444	28	1	29	29	—	5,502
Loans, net of deferred fees and costs(1)(2)	$38,964	$54	$3	$57	$103	$30	$39,154

(1) The amortized cost basis of loans, net of deferred fees and costs excludes accrued interest receivable of $340 million and $151 million at March 31, 2026 and December 31, 2025, respectively, which is presented as a component of other assets on the consolidated balance sheets.
(2) Loans are presented net of deferred loan fees and costs totaling $330 million and $314 million at March 31, 2026 and December 31, 2025, respectively.
Pledged Loans
Loans with carrying values of $33.3 billion and $15.7 billion were pledged as collateral for borrowings and capacity at March 31, 2026 and December 31, 2025, respectively, to the FHLB and Federal Reserve Bank.

Portfolio Segment Risk Factors
The risk characteristics and collateral information of each portfolio segment are as follows:
Commercial and Industrial Loans - The C&I loan portfolio is comprised of general middle market and commercial banking clients across a diverse set of industries, as well as certain specialized lending verticals including specialty finance, senior housing, financial institutions group and health care. In accordance with Pinnacle's lending policy, each loan undergoes a detailed underwriting process, which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. These loans are generally secured by collateral such as business equipment, inventory, and real estate. Credit decisions on loans in the C&I portfolio are based on cash flow from the operations of the business as the primary source of repayment of the debt, with underlying real estate or other collateral being the secondary source of repayment.
Commercial Real Estate Loans - CRE loans primarily consist of income-producing investment properties loans. Additionally, CRE loans include 1-4 family properties loans as well as land and development loans. Investment properties loans consist of construction and mortgage loans for income-producing properties and are primarily made to finance multi-family properties, hotels, office buildings, retail, warehouse/industrial and other commercial development properties. 1-4 family properties loans include construction loans to homebuilders and commercial mortgage loans related to 1-4 family rental properties and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Pinnacle. Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Pinnacle, and our preference is to obtain some level of recourse from project sponsors. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s).
Consumer Loans - The consumer loan portfolio consists of a wide variety of loan products offered through Pinnacle's banking network, including first and second residential mortgages, home equity, and consumer credit card loans, as well as home improvement loans, student, and personal loans from third-party lending ("other consumer loans"). Together, consumer mortgages and home equity comprise the majority of Pinnacle's consumer loans and are secured by first and second liens on residential real estate primarily located in the markets served by Pinnacle. The primary source of repayment for all consumer loans is generally the personal income of the borrower(s).
Credit Quality Indicators
The credit quality of the loan portfolio is reviewed and updated no less frequently than annually using the standard asset classification system utilized by the federal banking agencies. These classifications are divided into three groups: Not Criticized (Pass), Special Mention, and Classified or Adverse rating (Substandard, Doubtful, and Loss) and are defined as follows:
Pass - loans which are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell in a timely manner, of any underlying collateral.
Special Mention - loans which have potential weaknesses that deserve management's close attention. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.
Substandard - loans which are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Loans with this classification are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
Doubtful - loans which have all the weaknesses inherent in loans categorized as Substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently known facts, conditions, and values.
Loss - loans which are considered by management to be uncollectible and of such little value that their continuance on the institution's books as an asset, without establishment of a specific valuation allowance or charge-off, is not warranted. Pinnacle fully reserves for any loans rated as Loss.
In the following tables, consumer loans are generally assigned a risk grade similar to the classifications described above; however, upon reaching 90 days and 120 days past due, they are generally downgraded to Substandard and Loss, respectively, in accordance with the FFIEC Retail Credit Classification Policy. Additionally, in accordance with Interagency Supervisory Guidance, the risk grade classifications of consumer loans (consumer mortgages and home equity) secured by junior liens on 1-4 family residential properties also consider available information on the payment status of any associated senior liens with other financial institutions.

The following table summarizes each loan portfolio class by risk grade and origination year as of March 31, 2026 and December 31, 2025 as required under CECL.

	March 31, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in millions)	2026	2025	2024	2023	2022	Prior	Amortized Cost Basis	Total
Commercial, financial and agricultural
Pass	$2,540	$7,058	$3,534	$1,925	$1,421	$3,505	$13,256	$33,239
Special Mention	14	23	59	120	40	23	172	451
Substandard	3	70	37	42	51	59	187	449
Doubtful	—	—	—	—	—	3	8	11
Loss	—	—	—	—	—	—	1	1
Total commercial, financial and agricultural	2,557	7,151	3,630	2,087	1,512	3,590	13,624	34,151
Current YTD Period:
Gross charge-offs	—	1	19	9	3	4	8	44
Owner-occupied
Pass	704	3,294	1,517	1,469	2,257	3,688	766	13,695
Special Mention	10	23	3	28	22	90	—	176
Substandard	—	5	3	19	26	116	6	175
Total owner-occupied	714	3,322	1,523	1,516	2,305	3,894	772	14,046
Current YTD Period:
Gross charge-offs	—	—	—	—	—	1	—	1
Total commercial and industrial	3,271	10,473	5,153	3,603	3,817	7,484	14,396	48,197
Current YTD Period:
Gross charge-offs	$—	$1	$19	$9	$4	$4	$8	$45
Investment properties
Pass	1,042	4,465	2,245	1,549	5,313	5,374	362	20,350
Special Mention	15	1	5	3	190	130	—	344
Substandard	—	37	—	8	49	100	—	194
Loss	—	—	—	—	—	—	—	—
Total investment properties	1,057	4,503	2,250	1,560	5,552	5,604	362	20,888
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	—	—
1-4 family properties
Pass	295	692	193	143	210	314	65	1,912
Special Mention	3	6	3	—	3	—	—	15
Substandard	—	1	1	1	2	3	—	8
Total 1-4 family properties	298	699	197	144	215	317	65	1,935
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	—	—

	March 31, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in millions)	2026	2025	2024	2023	2022	Prior	Amortized Cost Basis	Total

Land and development
Pass	137	333	152	55	66	116	76	935
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	2	—	—	—	2
Total land and development	137	333	152	57	66	116	76	937
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	—	—
Total commercial real estate	1,492	5,535	2,599	1,761	5,833	6,037	503	23,760
Current YTD Period:
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer mortgages
Pass	340	1,344	523	860	1,151	3,906	29	8,153
Substandard	—	3	3	8	9	58	—	81
Loss	—	—	—	—	—	—	—	—
Total consumer mortgages	340	1,347	526	868	1,160	3,964	29	8,234
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	—	—
Home equity
Pass	3	8	10	28	208	85	2,793	3,135
Substandard	—	—	1	2	4	5	10	22
Loss	—	—	—	—	—	—	—	—
Total home equity	3	8	11	30	212	90	2,803	3,157
Current YTD Period:
Gross charge-offs	—	—	—	—	—	1	1	2
Credit cards
Pass	—	—	—	—	—	—	225	225
Substandard	—	—	—	—	—	—	1	1
Loss	—	—	—	—	—	—	1	1
Total credit cards	—	—	—	—	—	—	227	227
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	2	2
Other consumer loans
Pass	167	255	96	66	91	244	696	1,615
Substandard	—	1	1	1	1	3	—	7
Total other consumer loans	167	256	97	67	92	247	696	1,622
Current YTD Period:
Gross charge-offs	—	1	1	1	1	2	1	8
Total consumer	510	1,611	634	965	1,464	4,301	3,755	13,240
Current YTD Period:
Gross charge-offs	$—	$1	$1	$1	$1	$3	$4	$12
Loans, net of deferred fees and costs	$5,273	$17,619	$8,386	$6,329	$11,113	$17,823	$18,654	$85,197
Current YTD Period:
Gross charge-offs	$—	$3	$20	$11	$5	$7	$12	$58

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans
(in millions)	2025	2024		2023	2022	2021	Prior	Amortized Cost Basis	Total
Commercial, financial and agricultural
Pass	$5,207	$2,722		$1,219	$901	$450	$334	$5,323	$16,156
Special Mention	54	29		51	39	14	2	118	307
Substandard	31	6		12	11	3	4	19	86
Doubtful	—	—		—	—	—	—	—	—
Loss	—	—		—	—	—	—		—
Total commercial, financial and agricultural	5,292	2,757		1,282	951	467	340	5,460	16,549
Current YTD Period:
Gross charge-offs	4	7		10	15	7	2	19	64
Owner-occupied
Pass	1,621	770		700	1,079	691	596	160	5,617
Special Mention	26	1		11	13	33	25	—	109
Substandard	—	—		3	—	16	2	—	21
Total owner-occupied	1,647	771		714	1,092	740	623	160	5,747
Current YTD Period:
Gross charge-offs	—	—		—	—	—	—	—	1
Total commercial and industrial	6,939	3,528		1,996	2,043	1,207	963	5,620	22,296
Current YTD Period:
Gross charge-offs	$4	$7		$10	$15	$7	$2	$19	$64
Investment properties
Pass	2,289	1,064		995	3,314	1,100	447	175	9,384
Special Mention	31	5		2	—	14	12	—	64
Substandard	34	—		4	—	10	—	—	48
Doubtful	—	—		—		—	—	—	—
Loss	—	—		—	—	—		—	—
Total investment properties	2,354	1,069		1,001	3,314	1,124	459	175	9,496
Current YTD Period:
Gross charge-offs	—	—		—	—	17	—	—	18
1-4 family properties
Pass	615	167		99	140	106	117	25	1,269
Special Mention	7	4		—	3	—	—	—	14
Substandard	—	—		—	—	—	1	—	1
Total 1-4 family properties	622	171		99	143	106	118	25	1,284
Current YTD Period:
Gross charge-offs	—	—		—	—	—	—	—	—
Land and development
Pass	294	123		33	41	30	15	40	576
Special Mention	—	—		—	—	—	—	—	—
Substandard	—	—		—	—	—	—	—	—
Total land and development	294	123		33	41	30	15	40	576
Current YTD Period:
Gross charge-offs	—	—		—	—	—	—	—	—
Total commercial real estate	3,270	1,363	—	1,133	3,498	1,260	592	240	11,356
Current YTD Period:
Gross charge-offs	$—	$—		$—	$—	$17	$—	$—	$18

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in millions)	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Total
Consumer mortgages
Pass	$908	$181	$331	$637	$762	$582	$32	$3,433
Substandard	1	2	5	4	1	10	—	23
Loss	—	—	—	—	—		—	—
Total consumer mortgages	909	183	336	641	763	592	32	3,456
Current YTD Period:
Gross charge-offs	—	—	1	—	—	—	—	1
Home equity
Pass	1	—	—	—	—	2	1,365	1,368
Substandard	—	1	1	1	—	1	2	6
Loss	—	—	—	—	—	—	—	—
Total home equity	1	1	1	1	—	3	1,367	1,374
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	1	1
Credit cards
Pass	—	—	—	—	—	—	53	53
Substandard	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total credit cards	—	—	—	—	—	—	53	53
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	3	3
Other consumer loans
Pass	187	16	14	18	26	13	345	619
Substandard	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—		—
Total other consumer loans	187	16	14	18	26	13	345	619
Current YTD Period:
Gross charge-offs	—	—	—	—	3	1	3	7
Total consumer	1,097	200	351	660	789	608	1,797	5,502
Current YTD Period:
Gross charge-offs	$—	$1	$2	$—	$3	$2	$6	$13
Loans, net of deferred fees and costs	$11,306	$5,091	$3,480	$6,201	$3,256	$2,163	$7,657	$39,154
Current YTD Period:
Gross charge-offs	$4	$8	$12	$15	$28	$4	$25	$96

Rollforward of Allowance for Loan Losses
The following tables detail the changes in the ALL by loan segment for the three months ended March 31, 2026 and 2025. During the three months ended March 31, 2026 and 2025, Pinnacle had no significant transfers to loans held for sale.

	As Of and For the Three Months Ended March 31, 2026
(in millions)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2025	$255	$95	$92	$442
Purchased credit deteriorated loans	110	102	25	237
Purchased seasoned loans	106	67	68	241
Charge-offs	(45)	—	(12)	(58)
Recoveries	4	—	4	9
Provision for (reversal of) loan losses	60	(48)	58	71
Ending balance at March 31, 2026	$489	$217	$236	$942

	As Of and For the Three Months Ended March 31, 2025
(in millions)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2024	$221	$111	$82	$414
Charge-offs	(15)	—	(3)	(18)
Recoveries	2	—	2	4
Provision for (reversal of) loan losses	21	(12)	9	17
Ending balance at March 31, 2025	$230	$99	$89	$417

The ALL of $942 million and the reserve for unfunded commitments of $72 million, which is recorded in other liabilities, comprise the total ACL of $1.0 billion at March 31, 2026. The ACL increased $557 million compared to the December 31, 2025 ACL of $458 million, which consisted of an ALL of $442 million and a reserve for unfunded commitments of $16 million, primarily due to the merger. The ACL to loans coverage ratio was 1.19% at March 31, 2026, compared to 1.17% at December 31, 2025. The March 31, 2026 ACL ratio was impacted by net loan growth and a deterioration in the economic forecast. The Company includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties in the quantitative estimate.
The ACL is estimated using a two-year reasonable and supportable forecast period. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the Company reverts on a straight-line basis back to the historical rates over a one-year period. Pinnacle utilizes multiple economic forecast scenarios sourced from a reputable third-party provider that are probability-weighted internally. The current scenarios include a consensus baseline forecast, an upside scenario reflecting stronger growth than the baseline, a downside scenario that reflects adverse economic conditions, and an additional adverse scenario that assumes consistent slow growth that is less optimistic than the baseline. The economic scenarios are intended to capture differing trajectories for the macroeconomic environment over the forecast horizon. At March 31, 2026, the probability‑weighted economic outlook reflected a modest softening relative to December 31, 2025. Consistent with industry practice, the unemployment rate is referenced as a general indicator of labor market conditions and broader economic trends reflected in the scenarios. The probability‑weighted forecast incorporated an average unemployment rate of 5.1% over the forecast period at March 31, 2026, compared to 4.6% at December 31, 2025. See Note 1 - Basis of Presentation and Accounting Policies for additional details around the ACL estimation process.
Financial Difficulty Modifications
When borrowers are experiencing financial difficulty, Pinnacle may make certain loan modifications as part of its loss mitigation strategies to maximize expected payment. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of Pinnacle's 2025 Form 10-K for additional information regarding accounting policies for FDMs.

The following tables present the amortized cost of FDM loans by loan portfolio class that were modified during the three months ended March 31, 2026 and 2025. Tables within this section exclude loans that were paid-off or are otherwise no longer in the loan portfolio as of the period end.

	Three Months Ended March 31, 2026
(in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial, financial and agricultural	$—	$8	$25		$33	0.1%
Owner-occupied	—		—	—	—	—
Total commercial and industrial	—	8	25	—	33	0.1
Investment properties	—		9	—	9	—
Total commercial real estate	—	—	9	—	9	—
Consumer mortgages	—	—	2	—	2	—
Other consumer loans	—	1	—	—	1	0.1
Total consumer	—	1	2	—	3	—
Total FDMs	$—	$9	$36	$—	$45	0.1%

	Three Months Ended March 31, 2025
(in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial, financial and agricultural	$—	$5	$—	$—	$5	—%
Total commercial and industrial	—	5	—	—	5	—
Total FDMs	$—	$5	$—	$—	$5	—%

The following tables present the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(dollars in millions)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Weighted Average Payment Delay (in months)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Weighted Average Payment Delay (in months)
Commercial, financial and agricultural	—%	3	6	—%	6	—
Investment properties	—	—	9	—	—	—
Consumer mortgages	—	—	6	—	—	—
Other consumer loans	—	156	—	—	—	—

During the three months ended March 31, 2026, there were no material FDMs that subsequently defaulted. During the three months ended March 31, 2025, there were no material FDMs that subsequently defaulted. Defaults are defined as the earlier of the FDM being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments. As of March 31, 2026 and December 31, 2025, there were no commitments to lend a material amount of additional funds to any borrower whose loan was classified as a FDM.

Pinnacle monitors the performance of FDMs to understand the effectiveness of its modification efforts. The following tables provide a summary of current, accruing past due, and non-accrual loans on an amortized cost basis by loan portfolio class that have been modified during the 12 months prior to March 31, 2026 and March 31, 2025, respectively.

	As of March 31, 2026
(in millions)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Non-accrual	Total
Commercial, financial and agricultural	$16	$—	$—	$39	$55
Total commercial and industrial	16	—	—	39	55
Investment properties	9	—	—	38	47
Total commercial real estate	9	—	—	38	47
Consumer mortgages	—	1	—	2	3
Other consumer loans	1	—	—	—	1
Total consumer	1	1	—	2	4
Total FDMs	$26	$1	$—	$79	$106

	As of March 31, 2025
(in millions)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Non-accrual	Total
Commercial, financial and agricultural	$5		$—	$—	$5
Total commercial and industrial	5	—	—	—	5
Total FDMs	$5	$—	$—	$—	$5

Note 6 - Goodwill and Other Intangible Assets
During the first quarter of 2026, in connection with the Merger, Pinnacle reorganized its management reporting structure into two major reportable business segments: Banking and Wealth. Prior to the Merger, the Company operated through a single operating and reporting segment. In connection with these changes, goodwill of $1.8 billion was reallocated to the Banking and Wealth reporting units using a relative fair value approach. Changes to the carrying amount of goodwill by reporting unit for the three months ended March 31, 2026 are provided in the following table.

(in millions)	Banking	Wealth	Total

Change in goodwill from reallocation	$1,767	$82	$1,849
Goodwill acquired during the year (preliminary allocation)	1,337	292	1,629
March 31, 2026	$3,104	$374	$3,478

Effective January 1, 2026, Pinnacle merged with Synovus. In connection with the Merger, Pinnacle has recorded $1.6 billion of goodwill based on preliminary fair value estimates of assets acquired and liabilities assumed in the business combination as of March 31, 2026. Refer to Note 2 - Business Combination and Note 12 - Segment Reporting in this Report for additional information.
Additionally, in connection with the Merger, Pinnacle recorded a core deposit intangible asset of $848 million and a wealth customer relationship intangible asset of $262 million on the merger date. The CDI is being amortized using the sum-of-the years-digits method over approximately 10 years. The wealth customer relationship intangible is being amortized on a straight-line basis over its estimated useful life of approximately 14 years.

The following table shows the gross carrying amount and accumulated amortization of other intangible assets as of March 31, 2026 and December 31, 2025.

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2026
CDI	$937	$(126)	$811
Wealth Customer Relationships	262	(5)	257
Client Relationships	26	(18)	8
Other	15	—	15
Total other intangible assets	$1,240	$(149)	$1,091

December 31, 2025
CDI	$89	$(84)	$5
Client Relationships	26	(17)	9
Other	16	—	16
Total other intangible assets	$131	$(101)	$30

The estimated amortization expense of other intangible assets for the next five years is as follows:

(in millions)	Amortization Expense
2026	$184
2027	165
2028	147
2029	130
2030	113
Note 7 - Shareholders' Equity and Other Comprehensive Income (Loss)
Repurchases of Common Stock
On January 1, 2026, the Board of Directors approved share repurchases of up to $400 million of common stock in 2026. During the three months ended March 31, 2026, Pinnacle did not repurchase shares of common stock.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
The following table illustrates activity within the balances in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2026 and 2025.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in millions)	Net unamortized holding (losses) gains on AFS securities transferred to HTM	Net unrealized gains (losses) on securities AFS(1)	Net unrealized gains (losses) on cash flow hedges(1)	Total
Balance at December 31, 2025	$12	$(105)	$(30)	$(123)
Other comprehensive income (loss) before reclassifications	—	(97)	(1)	(98)
Amounts reclassified from AOCI	(1)	(3)	—	(4)
Net current period other comprehensive income (loss)	(1)	(100)	(1)	(102)
Balance at March 31, 2026	$11	$(205)	$(31)	$(225)

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in millions)	Net unamortized holding (losses) gains on AFS securities transferred to HTM	Net unrealized gains (losses) on securities AFS(1)	Net unrealized gains (losses) on cash flow hedges(1)	Total
Balance at December 31, 2024	$18	$(160)	$(26)	$(168)
Other comprehensive income (loss) before reclassifications	—	(14)	8	(6)
Amounts reclassified from AOCI	(2)	10	—	8
Net current period other comprehensive income (loss)	(2)	(4)	8	2
Balance at March 31, 2025	$16	$(164)	$(18)	$(166)

(1)    For March 31, 2026 and 2025, the ending balance in net unrealized gains (losses) on securities available for sale includes unrealized losses of $5 million, related to residual tax effects remaining in OCI primarily due to previously established deferred tax asset valuation allowances. In accordance with ASC 740-20-45-11(b), under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.
Note 8 - Fair Value Accounting
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies and Note 18- Fair Value of Financial Instruments" of Pinnacle's 2025 Form 10-K for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.
The following table presents assets and liabilities measured at estimated fair value on a recurring basis.

	March 31, 2026				December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Trading securities:
U.S. Treasury securities	$2	$—	$—	$2	$—	$—	$—	$—
Asset-backed securities	—	3	—	3	—	—	—	—
Total trading securities	$2	$3	$—	$5	$—	$—	$—	$—
Securities available for sale:
U.S. Treasury securities	$2,723	$—	$—	$2,723	$1,586	$—	$—	$1,586
U.S. Government agency securities	—	192	—	192	—	195	—	195
Mortgage-backed securities	—	12,338	—	12,338	—	2,794	—	2,794
State and municipal securities	—	1,407	—	1,407	—	1,709	—	1,709
Corporate notes and other	—	279	—	279	—	283	—	283
Total securities available for sale	$2,723	$14,216	$—	$16,939	$1,586	$4,981	$—	$6,567
Mortgage loans held for sale	$—	$46	$—	$46	$—	$—	$—	$—
Other investments	—	38	282	320	—	23	230	253
Mutual funds held in rabbi trusts	93	—	—	93	13	—	—	13
Derivative assets	—	202	—	202	—	210	—	210
Liabilities
Mutual funds held in rabbi trusts	87	—	—	87	7	—	—	7
Derivative liabilities	—	146	—	146	—	80	—	80

Fair Value Option
Pinnacle has elected the fair value option for certain mortgage loans held for sale related to the portfolio acquired in the Merger on January 1, 2026, primarily to ease the operational burden required to maintain hedge accounting for these loans. Pinnacle is still able to achieve effective economic hedges on mortgage loans held for sale without the time and expense needed to manage a hedge accounting program.
Mortgage loans held for sale are initially measured at fair value under the fair value option election with subsequent changes in fair value recognized in mortgage banking income on the consolidated statements of income.

The following table summarizes the difference between the fair value and the UPB of mortgage loans held for sale and the changes in fair value of these loans. An immaterial portion of these changes in fair value was attributable to instrument-specific credit risk. Pinnacle recorded the changes in fair value in net income of $1 million for the three months ended March 31, 2026.

Mortgage Loans Held for Sale
(in millions)	As of March 31, 2026
Fair value	$46
Unpaid principal balance	45
Fair value less aggregate unpaid principal balance	$1

Activity for Level 3 Assets
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 18 - Fair Value of Financial Instruments" of Pinnacle's 2025 Form 10-K for a description of the valuation techniques and significant inputs for Level 3 assets and liabilities that are measured at fair value on a recurring and non-recurring basis. During the three months ended March 31, 2026 and 2025, Pinnacle did not have any transfers in or out of Level 3 in the fair value hierarchy. The following tables provide rollforwards of Level 3 assets measured at fair value on a recurring basis.

Three Months Ended March 31, 2026
(in millions)	Other Investments
Ending balance at December 31, 2025	$230
Impact from the Merger	40
Total gains (losses) realized/unrealized:
Included in earnings	9
Additions	6
Settlements	(3)
Ending balance at March 31, 2026	$282
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at March 31, 2026	$9

Three Months Ended March 31, 2025
(in millions)	Other Investments
Beginning balance at December 31, 2024	$177
Total gains (losses) realized/unrealized:
Included in earnings	—
Purchases	17
Settlements	(2)
Ending balance at March 31, 2025	$192
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at March 31, 2025	$—

The following table presents assets measured at fair value on a non-recurring basis, as of the dates indicated, for which there was a fair value adjustment.

	March 31, 2026
(in millions)	Level 1	Level 2	Level 3
Collateral dependent loans (1)	$—	$—	$114
Other real estate	—	—	33
	December 31, 2025
	Level 1	Level 2	Level 3
Collateral dependent loans (1)	$—	$—	$80
Other real estate	—	—	8
(1) The carrying values of collateral dependent loans at March 31, 2026 and December 31, 2025 are net of valuation allowances of $31.3 million and $31.9 million, respectively.

Fair Value of Financial Instruments
The following tables present the carrying and estimated fair values of financial instruments at March 31, 2026 and December 31, 2025. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash, cash equivalents, and restricted cash, the carrying amount is a reasonable estimate of fair value due the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. The fair values represent management’s best estimates based on a range of methodologies and assumptions. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies and Note 18 - Fair Value of Financial Instruments" to the consolidated financial statements of Pinnacle's 2025 Form 10-K for a description of how fair value measurements are determined.

	March 31, 2026
(in millions)	Carrying Value	Fair Value(1)	Level 1	Level 2	Level 3
Financial assets
Securities purchased with agreement to resell	$86	$86	$—	$—	$86
Securities held to maturity	2,539	2,341	19	2,322	—
Loans held for sale	205	205	—	205	—
Loans, net	84,255	83,152	—	—	83,152
Financial liabilities
Deposits and securities sold under agreements to repurchase	$100,411	$100,418	$—	$—	$100,418
FHLB advances and other borrowings	5,741	5,769	—	—	5,769

(1) Estimated fair values are consistent with an exit price concept.

	December 31, 2025
(in millions)	Carrying Value	Fair Value(1)	Level 1	Level 2	Level 3
Financial assets
Securities purchased with agreement to resell	$96	$96	$—	$—	$96
Investment securities held to maturity	2,591	2,410	20	2,390	—
Loans held for sale	97	98	—	98	—
Loans, net	38,712	38,288	—	—	38,288
Financial liabilities
Deposits and securities sold under agreements to repurchase	$47,717	$46,735	$—	$—	$46,735
FHLB advances and other borrowings	2,205	2,232	—	—	2,232

(1) Estimated fair values are consistent with an exit price concept.

Note 9 - Derivative Instruments and Hedging Activities
Pinnacle utilizes derivative instruments to manage its exposure to various types of interest rate risk, exposures related to liquidity and credit risk, and to facilitate client transactions. The primary types of derivative instruments utilized by Pinnacle consist of interest rate swaps and options, interest rate lock commitments made to prospective mortgage loan clients, commitments to sell fixed-rate mortgage loans, and foreign currency exchange contracts. Interest rate lock commitments represent derivative instruments since it is intended that such loans will be sold. Pinnacle also provides foreign currency exchange services, primarily forward contracts, with counterparties to allow commercial clients to mitigate exchange rate risk. Pinnacle covers its risk by entering into an offsetting foreign currency exchange forward contract. Pinnacle enters into risk participation agreements with financial institution counterparties where we are either a participant or a lead bank so that the risk of default on the interest rate swaps is shared. Pinnacle either pays or receives a fee depending on the participation type. As of March 31, 2026, Pinnacle has risk participation agreements with a total notional amount of $1.1 billion. Additionally, Pinnacle enters into swaps to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle enters into offsetting positions in order to minimize the risk to Pinnacle. These swaps qualify as derivatives, but are not designated as hedging instruments.

On June 28, 2024, Pinnacle executed a credit default swap (CDS) with a counterparty with a notional amount of $87 million. The CDS notional amount is equal to 5% of a reference pool of $1.7 billion in first lien consumer real estate - mortgage loans whereby the counterparty will assume the first loss position for these loans up to approximately $87 million in aggregate losses. Pinnacle will pay to the counterparty an annual loss protection fee equal to 7.95% of the corresponding notional amount of the CDS for as long as the loans in the reference pool remain outstanding. The notional amount of the CDS will decline over time as the loans in the reference portfolio are paid down, mature or the counterparty absorbs the first loss portion of losses on those loans. On December 22, 2025, Pinnacle executed a CDS with a notional amount of $80 million. The CDS notional amount is equal to 12.5% of a reference pool of commercial subscription lines of credit whereby the counterparty will assume first loss position for these loans up to approximately $80 million in aggregate losses. Pinnacle will pay to the counterparty an annual loss protection fee equal to 4.94% of the corresponding notional amount until the scheduled termination date of December 22, 2030, subject to early termination criteria not being met. The notional amount of the CDS will fluctuate until the replenishment date, December 22, 2028, subject to early termination criteria not being met, at which time the reference pool will decline over time. Each CDS qualifies as a derivative, but is not designated as a hedging instrument.
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements of Pinnacle's 2025 Form 10-K for additional information regarding accounting policies for derivatives.
Hedging Derivatives
Cash flow hedging relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The hedging strategy converts the SOFR-based variable interest rate on forecasted borrowings to a fixed interest rate and is used in an effort to protect Pinnacle from floating interest rate variability. The contracts effectively modify Pinnacle's exposure to interest rate risk by utilizing receive fixed/pay index-based variable rate interest rate swaps and floors. Pinnacle also uses interest rate caps to mitigate the impact of changing deposit rates of federal fund based deposit accounts.
For cash flow hedges, gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss), net of the tax impact, and subsequently reclassified into earnings when the hedged transaction affects earnings with the impacts recorded in the same income statement line item used to present the earnings effect of the hedged item. When a cash flow hedge relationship is discontinued but the hedged cash flows, or forecasted transactions, are still expected to occur, gains or losses that were accumulated in OCI are amortized into earnings over the same periods in which the hedged transactions are still expected to affect earnings. If, however, it is probable the forecasted transactions will no longer occur, the remaining accumulated amounts in OCI for the impacted cash flow hedges are immediately recognized in earnings.
Pinnacle utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable securities available for sale. The hedging strategy on securities converts the fixed interest rates to variable interest rates based on SOFR or federal funds rates. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the call dates of the hedged securities. Pinnacle also utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on FHLB advances, other borrowings and deposits. Pinnacle has also entered into portfolio layer method fair value hedges on certain available for sale securities. Under the portfolio layer method, the hedged item is designated as a hedged layer of a closed portfolio of available for sale securities that is anticipated to remain outstanding throughout the hedge period. The changes in fair value of the fair value hedges are recorded through earnings with an offset against changes in the fair value of the hedged item within net interest income in the consolidated statements of income. All components of each derivative instrument’s gain (loss) are included in the assessment of hedge effectiveness.
Derivatives not designated as hedges include those that are entered into as either economic hedges to facilitate client needs or as part of Pinnacle's overall risk management strategy. Economic hedges are those that do not qualify to be treated as a fair value hedge or cash flow hedge for accounting purposes but are necessary to economically manage the risk exposure associated with the assets and liabilities of Pinnacle. For derivative instruments that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately.
Counterparty Credit Risk and Collateral
Entering into derivative contracts potentially exposes Pinnacle to the risk of counterparties’ failure to fulfill their legal obligations, including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. Pinnacle assesses the credit risk of its dealer counterparties by regularly monitoring publicly available credit rating information, evaluating other market indicators, and periodically reviewing detailed financials. Dealer collateral requirements are determined via risk-based policies and procedures and in accordance with existing agreements. Pinnacle seeks to minimize dealer credit risk by dealing with highly rated counterparties and by obtaining collateral for exposures above certain predetermined limits. Management closely monitors credit conditions within the client swap portfolio, which management deems to be of higher risk than dealer counterparties. Collateral is secured at origination and credit-related fair value adjustments are recorded against the asset value of the derivative as deemed necessary based upon an analysis, which includes consideration of the current asset value of the swap, client risk rating, collateral value, and client standing with regards to its swap contractual obligations and other related matters. Such asset values fluctuate based upon changes in interest rates regardless of changes in notional amounts and changes in client specific risk.
Collateral Requirements
Pinnacle's derivative instruments with certain counterparties contain legally enforceable netting that allow multiple transactions to be settled into a single amount. The fair value hedge and interest rate swaps (swaps) assets and liabilities are presented at gross fair value before the application of bilateral collateral and master netting agreements, but after the initial margin posting and daily variation margin payments made with central clearinghouse organizations. Total fair value hedge and swaps assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid.
Certain derivative transactions have collateral requirements, both at the inception of the trade and as the value of each derivative position changes. As of March 31, 2026 and December 31, 2025, Pinnacle had recorded the right to reclaim cash collateral of $34 million and $36 million, respectively. As of March 31, 2026 and December 31, 2025, Pinnacle had recorded the obligation to return cash collateral of $122 million and $62 million, respectively.
For derivatives cleared through central clearing houses, the variation margin payments made are legally characterized as settlements of the derivatives. As a result, these variation margin payments are netted against the fair value of the respective derivative contracts in the consolidated balance sheets and related disclosures.
The following table reflects the estimated fair value of derivative instruments included in other assets and other liabilities on the consolidated balance sheets along with their respective notional amounts on a gross basis.

	March 31, 2026			December 31, 2025
		Estimated Fair Value			Estimated Fair Value
(in millions)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in cash flow hedging relationships:
Interest rate contracts	$12,250	$92	$—	$9,750	$83	$—
Total cash flow hedges		$92	$—		$83	$—

Derivatives in fair value hedging relationships:
Interest rate contracts	$6,562	$48	$7	$4,340	$47	$1
Total fair value hedges		$48	$7		$47	$1
Total derivatives designated as hedging instruments		$139	$7		$130	$1

Derivatives not designated as hedging instruments:
Interest rate contracts	$21,991	$59	$139	$6,425	$40	$40
Mortgage derivatives - interest rate lock commitments	159	2	—	64	1	—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	150	1	—	53	—	—
Foreign exchange contracts	171	1	—	—	—	—
Total derivatives not designated as hedging instruments		$63	$139		$41	$40

The following table presents the effect of hedging derivative instruments in the consolidated statements of income and the total amounts for the respective line item affected for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026
	Interest Income		Interest Expense
(in millions)	Loans, including fees(1)	Investment securities	Deposits	FHLB advances and other borrowings
Total interest income/expense amounts presented in the consolidated statements of income	$1,260	$197	$521	$59
Gain (loss) on fair value hedging relationships:
Recognized on derivatives	$—	$(6)	$(5)	$(13)
Recognized on hedged items	—	6	5	13
Pre-tax income (loss) recognized on fair value hedges	$—	$—	$—	$—

	Three Months Ended March 31, 2025
	Interest Income		Interest Expense
(in millions)	Loans, including fees	Investment securities	Deposits	FHLB advances and other borrowings
Total interest income/expense amounts presented in the consolidated statements of income	$548	$87	$274	$29
Gain (loss) on fair value hedging relationships:
Recognized on derivatives	$—	$(17)	$—	$12
Recognized on hedged items	—	17	—	(12)
Pre-tax income (loss) recognized on fair value hedges	$—	$—	$—	$—

(1)     See "Part I - Item 1. Financial Statements and Supplementary Data - Note 7 - Shareholders' Equity and Other Comprehensive Income (Loss)" for gain (loss) recognized on cash flow hedging relationships in AOCI.

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of the hedged assets/(liabilities) in fair value hedging relationships.

	March 31, 2026		December 31, 2025
(in millions)	Hedged Items Currently Designated		Hedged Items Currently Designated
Line item on the balance sheet	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
Securities available for sale(1)(2)	$3,019	$(48)	$3,701	$(48)
Interest-bearing deposits	(1,200)	5	—	—
FHLB advances and other borrowings	(2,866)	13	(1,174)	(1)

(1) In April 2022, interest rates swaps designated as fair value hedges under the portfolio layer method with notional amounts totaling $164 million and market values totaling $14 million were terminated. Approximately $986,000 in gains were recognized at the time of termination and the remaining $4 million at March 31, 2026 will be accreted as additional interest income on the previously hedged available for sale mortgage backed and municipal securities over the same period as existing purchase discounts or premiums on these securities.
(2) Carrying amount represents amortized cost

The pre-tax effect of changes in fair value from derivative instruments not designated as hedging instruments in the consolidated statements of income for the three months ended March 31, 2026 and 2025 is presented below.

		Gain (Loss) Recognized in Consolidated Statements of Income
		Three Months Ended March 31,
(in millions)	Location in Consolidated Statements of Income	2026	2025
Derivatives not designated as hedging instruments:
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	Total loan sales and servicing	1	—
Foreign exchange contracts	Capital markets income	(1)	—

Note 10 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the three months ended March 31, 2026 and 2025. Diluted net income per common share incorporates the potential impact of contingently issuable shares such as those related to restricted share units (RSUs), and performance share units (PSUs), including awards which require future service and meeting certain performance and market metrics as a condition of delivery of the underlying common stock. During periods where the effect of these instruments is antidilutive, meaning their inclusion would increase earnings per share, they are excluded from the calculation.

	Three Months Ended March 31,
(dollar amounts in millions, except per share data, share count in thousands)	2026	2025
Basic Net Income Per Common Share:
Net income available to common shareholders	$135	$136
Weighted average common shares outstanding	150,998	76,727
Net income per common share, basic	$0.89	$1.78
Diluted Net Income Per Common Share:
Net income available to common shareholders	$135	$136
Weighted average common shares outstanding	150,998	76,727
Effect of dilutive outstanding equity-based awards	473	238
Weighted average diluted common shares	151,471	76,965
Net income per common share, diluted	$0.89	$1.77
Anti-dilutive shares (1)	42	277

(1) The effects from the assumed exercise in RSUs and PSUs that have been excluded from the computation of diluted earnings per share because the impact would have been anti-dilutive or because the performance metrics have not been attained as of the reporting period.
Note 11 - Commitments and Contingencies
In the normal course of business, Pinnacle enters into commitments to extend credit such as loan commitments and letters of credit to meet the financing needs of its clients. Pinnacle uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Pinnacle also has commitments to fund certain tax credits, CRA partnerships, and other investments.
The contractual amount of these financial instruments represents Pinnacle's maximum credit risk should the counterparty draw upon the commitment, and should the counterparty subsequently fail to perform according to the terms of the contract. Since many of the commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. Additionally, certain commitments (primarily consumer) can generally be canceled by providing notice to the borrower.

The ACL associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. At March 31, 2026 and December 31, 2025, the ACL for unfunded commitments was $72 million and $16 million, respectively. Additionally, an immaterial amount of unearned fees relating to letters of credit are recorded within other liabilities on the consolidated balance sheets.

(in millions)	March 31, 2026	December 31, 2025
Letters of credit	$1,145	$601
Commitments to fund commercial and industrial loans	20,853	9,309
Commitments to fund commercial real estate, construction, and land development loans	7,820	5,329
Commitments under home equity lines of credit	4,034	1,904
Unused credit card lines	842	411
Other loan commitments	1,754	1,047
Total letters of credit and unfunded lending commitments	$36,448	$18,601
Legal Proceedings
Pinnacle and its subsidiaries are subject to various legal proceedings, claims, and disputes that arise in the ordinary course of its business. Additionally, in the ordinary course of business, Pinnacle and its subsidiaries are subject to regulatory and governmental examinations, information gathering requests, inquiries, and investigations. Pinnacle, like many other financial institutions, has been the target of legal actions and other proceedings asserting claims for damages and related relief for losses. These actions include, but are not limited to, mortgage loan and other loan put-back claims, claims and counterclaims asserted by individual borrowers related to their loans, allegations of violations of state and federal laws, and regulations relating to banking practices, including putative class action matters. In addition to actual damages, if Pinnacle does not prevail in such asserted legal actions, credit-related litigation could result in additional write-downs or charge-offs of assets, which could adversely affect Pinnacle's results of operations during the period in which the write-down or charge-off were to occur.
At least quarterly, Pinnacle carefully examines and considers each legal matter using then available information, and, in those situations where Pinnacle determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Pinnacle establishes an appropriate reserve. An event is considered to be probable if the future event is likely to occur. In the absence of a determination that a loss contingency is both probable and reasonably estimable, no accrual is made. Once established, accruals are adjusted to reflect developments related to these matters. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel, and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of March 31, 2026 are adequate.
In addition, where Pinnacle determines that there is a reasonable possibility of a loss in respect of legal matters, Pinnacle considers whether it is able to estimate the total reasonably possible loss or range of loss. Under GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely,” and an event is “remote” if the “chance of the future event or events occurring is slight.” In many situations, Pinnacle may be unable to estimate reasonably possible losses due to the difficulty of predicting outcome of legal matters and the preliminary nature of the legal matters, as well as a variety of other factors and uncertainties. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this range does not represent our maximum loss exposure. For those legal matters where Pinnacle is able to estimate a range of reasonably possible losses, management currently estimates the aggregate range from our outstanding litigation is from zero to $30 million in excess of the amounts accrued, if any, related to those matters. This estimated aggregate range is based upon information currently available to Pinnacle, and the actual losses could prove to be lower or higher. As there are further developments in these legal matters, Pinnacle will reassess these matters, and the estimated range of reasonably possible losses may change as a result of this assessment. Based on Pinnacle's current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Pinnacle's consolidated financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved and the large or indeterminate damages sought in some of these matters, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Pinnacle's results of operations or financial condition for any particular period.

Any estimate or determination relating to the future resolution of litigation, regulatory or governmental examinations, information gathering requests, inquiries, investigations, or similar matters is inherently uncertain and involves significant judgment. This is particularly true in the early stages of a legal matter, when legal issues and facts have not been well articulated, reviewed, analyzed, and vetted through discovery, preparation for trial or hearings, substantive and productive mediation or settlement discussions, or other actions. It is also particularly true with respect to class action and similar claims involving multiple defendants, matters with complex procedural requirements or substantive issues or novel legal theories, and examinations, investigations, and other actions conducted or brought by regulatory and governmental agencies, in which the normal adjudicative process is not applicable. Accordingly, we usually are unable to determine whether a favorable or unfavorable outcome is remote, reasonably likely, or probable, or to estimate the amount or range of a probable or reasonably likely loss, until relatively late in the course of a legal matter, sometimes not until a number of years have elapsed. Accordingly, our judgments and estimates relating to claims will change from time to time in light of developments, and actual outcomes will differ from our estimates. These differences may be material.
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
Note 12 - Segment Reporting
Pinnacle's business segments are based on the products and services provided or the clients served and reflect the manner in which financial information is evaluated by the chief operating decision maker. Pinnacle's CODM is the Chief Executive Officer. The CODM primarily utilizes revenue and non-interest expense directly attributable to a respective segment as well as actual versus expected credit losses when assessing performance and allocating resources.
During the first quarter of 2026 in connection with the Merger, Pinnacle reorganized its management reporting structure into two major reportable business segments: Banking and Wealth. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions.
The Banking operating segment includes both commercial and consumer banking services and insurance. Commercial banking services are provided to corporations and other business clients and include a wide array of lending and cash management products. Consumer banking services include direct lending and depository services. Insurance provides insurance brokerage services to individuals and businesses covering corporate and personal property and casualty products, as well as group health and life insurance products. Additionally, the Banking segment provides treasury management solutions and payment processing services.
The Wealth segment provides a broad array of planning and advisory services, brokerage services, investment management, and trust services to individual, corporate, and institutional clients. Personal and institutional trust services provide advisory, investment management and trustee services to institutions, affluent and high-net-worth individuals. Family office services provide integrated, customized wealth management for ultra-high-net-worth, multigenerational families and other fee-only services such as estate administration, trust tax planning and custody. Brokerage services includes businesses that operate under the Company’s charter, through a broker/dealer and as a registered investment advisor. It generates revenue through fee-only arrangements, net interest income and other fee-only services (retail brokerage, capital markets, investment banking and financial advisory services) as well as Pinnacle Asset Management.
Functional activities such as treasury, technology, operations, marketing, finance, enterprise risk, legal, human resources, corporate communications, executive management, among others, are included in Treasury and Corporate Other. In addition, certain assets, liabilities, revenue, and expense not allocated or attributable to a particular business segment, such as Pinnacle's third-party consumer loans, loans held for sale, BHG, and consumer and small business card, as well as certain reconciling items in order to translate segment results that are based on management accounting practices into consolidated results are also included in Treasury and Corporate Other.

Pinnacle uses a centralized FTP methodology to attribute appropriate net interest income to its business segments. The intent of the FTP methodology is to transfer interest rate risk from the business segments by providing matched duration funding of assets and liabilities. The result is to centralize the financial impact, management, and reporting of interest rate risk in the Treasury and Corporate Other function, where it can be centrally monitored and managed. Treasury and Corporate Other charges (credits) an internal cost of funds for assets held in (or pays for funding provided by) each business segment. The process for determining FTP is based on a number of factors and assumptions, including prevailing market interest rates, the expected lives of various assets and liabilities, and the Company's broader funding profile.
Provision for (reversal of) credit losses is allocated to segments based on historical annualized expected loss rates attributable to the credit risk of loans managed by the segments during the period. By comparison, the consolidated provision for (reversal of) credit losses is determined based on the ACL model using methodologies described in "Part I - Item 1. Financial Statements - Note 1 - Basis of Presentation and Accounting Policies" herein, with the difference between the consolidated provision for (reversal of) credit losses and the business segments' provision for (reversal of) credit losses reflected in Treasury Corporate and Other.
The following tables present certain financial information for each reportable business segment for the three months ended March 31, 2026 and 2025 and as of March 31, 2026 and December 31, 2025. The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable business segment may be periodically revised. Loan and deposit transfers occur from time to time between reportable business segments primarily to maintain the migration of clients and relationship managers between segments; however, prior period loan and deposit balances and any related net interest income and FTP are not adjusted for transfers.

	Three Months Ended March 31, 2026
(in millions)	Banking	Wealth	Treasury and Corporate Other	Pinnacle Consolidated
Net interest income (expense)	$757	$8	$167	$933
Provision for (reversal of) credit losses	74	—	1	76
Net interest income (expense) after provision for credit losses	682	8	166	857
Core banking fees	81	—	10	91
Wealth management revenue	4	80	—	84
Total loan sales and servicing	10	—	—	10
Capital markets income	18	—	—	18
Other non-interest revenue	3	—	78	81
Total non-interest revenue	116	81	88	284
Salaries and other personnel expense	208	51	137	396
Occupancy, equipment and software expense	40	2	56	97
Other operating expense(1)(2)	55	9	394	459
Total non-interest expense	303	62	587	952
Income (loss) before income taxes	$495	$28	$(333)	$189
Amounts may not total due to rounding

	Three Months Ended March 31, 2025
(in millions)	Banking	Wealth	Treasury and Corporate Other	Pinnacle Consolidated
Net interest income (expense)	$349	$2	$14	$365
Provision for (reversal of) credit losses	16	—	1	17
Net interest income (expense) after provision for credit losses	333	2	13	348
Core banking fees	25	—	7	32
Wealth management revenue	5	28	—	33
Total loan sales and servicing	6	—	—	6
Capital markets income	3	—	—	3
Other non-interest revenue	2	—	21	23
Total non-interest revenue	41	28	28	97
Salaries and other personnel expense	111	19	42	172
Occupancy, equipment and software expense	18	—	24	42
Other operating expense(1)	21	1	39	61
Total non-interest expense	151	20	104	275
Income (loss) before income taxes	$223	$10	$(63)	$170
Amounts may not total due to rounding

(1) Other operating expense for Banking and Wealth primarily includes, software platform expense, professional fees, and FDIC insurance and other regulatory fees.
(2) Treasury and Corporate Other includes $272 million of the total merger-related expense of $275 million related to the Merger.

	March 31, 2026
(dollars in millions)	Banking	Wealth	Treasury and Corporate Other	Pinnacle Consolidated
Loans, net of deferred fees and costs	$83,642	$1	$1,554	$85,197
Deposits	$88,433	$2,477	$9,193	$100,103
Full-time equivalent employees	4,879	565	2,945	8,389

	December 31, 2025
(dollars in millions)	Banking	Wealth	Treasury and Corporate Other	Pinnacle Consolidated
Loans, net of deferred fees and costs	$37,985	$—	$1,169	$39,154
Deposits	$42,339	$1,160	$3,902	$47,401
Full-time equivalent employees	2,367	250	1,093	3,710

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
In this Report, the words “Pinnacle,” “the Company,” “we,” “us,” and “our” refer to Pinnacle Financial Partners, Inc. together with Pinnacle Bank and Pinnacle's other wholly-owned subsidiaries, except where the context requires otherwise.
FORWARD-LOOKING STATEMENTS
Certain statements made or incorporated by reference in this Report which are not statements of historical fact, including those under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Report, constitute forward-looking statements within the meaning of, and subject to the protections of, Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements include statements with respect to Pinnacle's beliefs, plans, objectives, goals, targets, expectations, anticipations, assumptions, estimates, intentions and future performance and involve known and unknown risks, many of which are beyond Pinnacle's control and which may cause Pinnacle's actual results, performance or achievements or the financial services industry or economy generally, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.
All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Pinnacle's use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential,” and other similar words and expressions of the future or otherwise regarding the outlook for Pinnacle's future business and financial performance and/or the performance of the financial services industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Pinnacle's management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Pinnacle's ability to control or predict. These factors include, but are not limited to:
(1)our ability to realize all of the expected benefits of the Merger and our ability to integrate the two companies as expected;
(2)our ability to realize the expected benefits from our strategic initiatives, including the Merger, or other operational and execution goals in the time period expected, which could negatively affect our future profitability;
(3)competition in the financial services industry, including competition from nontraditional banking institutions such as Fintechs and non-bank lenders;
(4)an economic downturn and contraction, including a recession, and the resulting effects on our capital, financial condition, credit quality, results of operations, and future growth, including that the strength of the current economic environment could be further weakened by persistent or rising inflation, interest rate fluctuations, changes in fiscal and monetary policy, and geopolitical uncertainty;
(5)our ability to attract and retain employees, including as a result of the Merger and as part of our hiring strategy, and the impact of senior leadership transitions and recruitment of experienced financial service providers that are key to our strategic initiatives;
(6)the impact of recent or proposed changes in fiscal, monetary and economic policy, laws, and regulations, or the interpretation or application thereof, and the uncertainty of future implementation and enforcement of these policies and regulations, including persistent inflationary pressures, potential interest rate fluctuations, and potential changes to government policies related to immigration, trade, and government spending;
(7)changes in the interest rate environment, including changes to the federal funds rate, and competition in our primary market area may result in increased funding costs or reduced earning assets yields, thus reducing margins and net interest income;
(8)our strategic implementation of new lines of business, new products and services, and new technologies and the expansion of our existing business opportunities with a renewed focus on innovation;
(9)prolonged periods of inflation and its effects on our business, profitability, and our stock price, as well as the impact on our clients (including the velocity and levels of deposit withdrawals and loan repayment);
(10)changes in BHG's funding model, credit performance, regulatory oversight, auction platform activity, or growth strategy that could reduce and increase volatility in our earnings;
(11)the impact of adverse developments in the banking industry on client confidence, liquidity, and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments and increased regulatory scrutiny), our ability to effectively manage our liquidity risk and any growth plans, and the availability of capital and funding;

(12)we may be exposed to potential losses in the event of fraud and/or theft, or in the event that a third-party vendor, obligor, or business partner fails to pay amounts due to us under that relationship or under any arrangement that we enter into with them;
(13)changes in the cost and availability of funding due to changes in the deposit market and credit market;
(14)restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of Pinnacle Bank;
(15)we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services industry;
(16)our current and future information technology system enhancements and operational initiatives, including those related to or involving artificial intelligence, may not be successfully implemented, which could negatively impact our operations;
(17)risks related to the development and use of artificial intelligence in our industry and generally;
(18)our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and disruptions in service or financial difficulties with a third-party vendor or business relationship;
(19)our enterprise risk management framework, our compliance program, or our corporate governance and supervisory oversight functions may not identify or address risks adequately, which may result in unexpected losses;
(20)our asset quality may deteriorate or our allowance for credit losses may prove to be inadequate or may be negatively affected by credit risk exposures;
(21)the ability of our operational framework to identify and manage risks associated with our business, such as credit risk, compliance risk, reputational risk, cybersecurity risk, and operational risk, including by virtue of our relationships with third-party business partners, as well as our relationships with third-party vendors and other service providers;
(22)if economic conditions worsen or regulatory capital rules are modified, we may be required to undertake initiatives to improve or conserve our capital position;
(23)our ability to identify and address cybersecurity risks such as data security breaches, malware, "denial of service" attacks, "hacking," and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption, or damage of our systems, increased costs, significant losses, or adverse effects to our brand reputation;
(24)the impact on our financial results, brand reputation, and business if we are unable to comply with all applicable federal and state regulations or other supervisory actions or directives and any necessary capital initiatives;
(25)we may not be able to identify suitable bank and non-bank acquisition opportunities as part of our growth strategy and even if we are able to identify attractive acquisition opportunities, we may not be able to complete such transactions on favorable terms or realize the anticipated benefits from such acquisitions;
(26)our ability to receive dividends from our subsidiaries could affect our liquidity, including our ability to pay dividends or take other capital actions;
(27)our corporate responsibility strategies and initiatives, the scope and pace of which could alter our brand reputation and shareholder, employee, client, and third-party relationships;
(28)we could realize losses if we sell assets and the proceeds we receive are lower than the carrying value of such assets;
(29)our ability to obtain regulatory approval to take certain actions, including any dividends on our common or preferred stock, any repurchases of our common or preferred stock, or any other issuance or redemption of any other regulatory capital instruments, as well as any applications in respect to strategic initiatives;
(30)our concentrated operations in the Southeastern U.S. make us vulnerable to local economic conditions, local weather catastrophes, public health issues, and other external events;
(31)the costs and effects of litigation, investigations, or similar matters, or adverse facts and developments related thereto;
(32)the fluctuation in our stock price and general volatility in the stock market;
(33)the effects of any damages to our brand reputation resulting from developments related to any of the items identified above; and
(34)other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part II - Item 1A. Risk Factors" of this Report.
For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part II - Item 1A. Risk Factors” and other information contained in this Report and our other periodic filings, including quarterly reports on Form 10-Q and current reports on Form 8-K, that we file from time to time with the SEC. All written or oral forward-looking statements that are made by or are attributable to Pinnacle are expressly qualified by this cautionary notice. You should not place undue reliance on any forward-looking statements since those statements speak only as of the date on which the statements are made. Pinnacle undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of new information or unanticipated events, except as may otherwise be required by law.
INTRODUCTION AND CORPORATE PROFILE
Pinnacle Financial Partners, Inc. is a financial services company headquartered in Atlanta, Georgia and a registered bank holding company headquartered in Nashville, Tennessee. Through its wholly-owned subsidiary, Pinnacle Bank, a Tennessee state-chartered bank that is a member of the Federal Reserve System, the Company provides commercial and consumer banking in addition to a full suite of specialized products and services, including wealth services, treasury management, mortgage services, premium finance, asset-based lending, structured lending, capital markets, and international banking. Pinnacle also provides financial planning and investment advisory services through certain of its wholly-owned subsidiaries.

On January 1, 2026, the Merger closed and on January 2, 2026, Pinnacle Bank became a member bank of the Federal Reserve System and Synovus Bank, a Georgia-chartered bank and wholly-owned subsidiary of Synovus merged with and into Pinnacle Bank, with Pinnacle Bank continuing as the surviving entity and as a wholly-owned subsidiary of Pinnacle. Pinnacle Bank continues to operate under the name “Pinnacle Bank” and remains headquartered in Nashville, Tennessee.
Pinnacle Bank is positioned in some of the highest growth markets in the Southeast, with 386 branches and 503 ATMs in Alabama, Florida, Georgia, South Carolina, and Tennessee as of March 31, 2026.
ENHANCED PRUDENTIAL STANDARDS
Following the Merger, we are deemed to be a “Category IV” institution for purposes of the Federal Reserve’s implementation of the enhanced prudential standards (“EPS”) mandated by Section 165 of the Dodd‑Frank Act. The Federal Reserve may impose more stringent requirements (e.g. frequency of supervisory stress tests or capital plan submissions) based on a company’s financial condition, size, complexity, risk profile, scope of operations or activities, or risks to the U.S. economy.
We provide a summary of the EPS requirements applicable to us below.
Capital Planning
Following a transition period, we will be required to develop, maintain, and submit to the Federal Reserve on an annual basis a written capital plan supported by a robust internal capital adequacy process. The capital plan must include, among other things, an assessment of the expected uses and sources of capital over a nine-quarter planning horizon, a description of all planned capital actions over the planning horizon, a detailed description of our process for assessing capital adequacy, a discussion of any expected changes to our business plan that are likely to have a material impact on its capital adequacy or liquidity, and our capital policy. The supervisory review of the plan includes an assessment of many factors, including our ability to maintain capital above each minimum regulatory capital ratio on a pro forma basis under expected and stressful conditions throughout the planning horizon.
In addition, the Federal Reserve’s capital plan rule provides that a BHC must receive prior approval for any dividend, stock repurchase, or other capital distribution if the BHC is required to resubmit its capital plan, subject to an exception for distributions on newly issued capital instruments. Among other circumstances, a BHC may be required to resubmit its capital plan in connection with certain acquisitions or dispositions.
Our first capital plan submission will be required in April 2027.
Stress Testing
Following a transition period, the Federal Reserve will conduct a supervisory stress test on a biennial basis in even-numbered years, pursuant to which the Federal Reserve projects revenues, expenses, losses, and resulting post-stress capital levels and regulatory capital ratios under conditions that affect the U.S. economy under supervisory baseline and severely adverse scenarios that are determined by the Federal Reserve. As a Category IV institution, the Federal Reserve expects us to have and maintain regulatory capital in an amount that is sufficient to withstand a severely adverse operating environment and, at the same time, be able to continue operations, maintain ready access to funding, meet obligations to creditors and counterparties, and provide credit intermediation. A summary of results of the Federal Reserve’s analysis under the severely adverse stress scenario is publicly disclosed by June 30 each year the stress test is conducted.
Our first supervisory stress test will be required in the 2028 cycle.

Stress Capital Buffer
The stress capital buffer (“SCB”) is based on stressed losses in the supervisory stress test, plus four quarters of planned common stock dividends, subject to a floor of 2.5% of RWAs, and consisting solely of CET1 capital. Failure to satisfy the buffer requirement results in graduated constraints on capital distributions, including dividends and share repurchases, and discretionary executive compensation. For Category IV firms, the portion of the SCB based on the Federal Reserve’s supervisory stress tests will be calculated biennially, in even-numbered years. During a year in which a Category IV firm does not undergo a supervisory stress test, the firm will receive an updated SCB that reflects the firm’s updated planned common stock dividends. A Category IV firm is also able to elect to participate in the supervisory stress test in a year in which the firm would not normally be subject to the supervisory stress test and consequently receive an updated SCB. The Federal Reserve may impose more stringent requirements (e.g., frequency of supervisory stress tests or capital plan submissions) based on various factors.
A firm’s stress capital buffer requirement will become effective on October 1 of each year and will remain in effect until September 30 of the following year unless the firm receives an updated stress capital buffer requirement from the Federal Reserve. If a rule change proposed by the Federal Reserve on April 17, 2025 is adopted, a firm’s stress capital buffer requirement will become effective on January 1 rather than October 1 in order to give firms more time to adjust to updated capital requirements. The adjusted stress capital buffer requirement would then remain in effect until the following December 31 unless the firm receives an updated stress capital buffer requirement from the Federal Reserve.
On October 24, 2025, the Federal Reserve proposed revisions to its supervisory stress testing framework through two related proposals designed to enhance the transparency and public accountability of its stress testing. The Company will continue to evaluate these proposals, as well as any potential future changes to the proposals, and the potential impacts on our Company.
Liquidity Standards
The largest U.S. banking organizations are subject to a liquidity coverage ratio (“LCR”), calculated as the ratio of a banking organization’s high-quality liquid assets to its total net cash outflows over 30 consecutive calendar days, and a net stable funding ratio (“NSFR”), calculated as the ratio of the amount of stable funding available to a banking organization to its required amount of stable funding over a one-year time horizon. The Company and the Bank are not subject to an LCR requirement or an NSFR requirement under these rules because they have average weighted short-term wholesale funding of less than $50 billion.
However, as a Category IV firm, the Company is subject to requirements involving cash flow projections over short-term and long-term time horizons, a contingency funding plan, liquidity risk limits, the monitoring of liquidity risks (with respect to collateral, legal entities, currencies, business lines, and intraday exposures), quarterly liquidity stress testing, liquidity risk management requirements, monthly liquidity reporting requirements, and a liquidity buffer that is sufficient to meet projected net stressed cash-flow needs over a 30-day planning horizon.
RESOLUTION PLANNING
Category IV firms are not required to submit 165(d) resolution plans. However, the FDIC separately requires institutions with $100 billion or more in total assets, such as the Bank, to submit to the FDIC plans for resolution in the event of the bank’s failure every three years with limited supplements filed in the off years. The requirements increase the engagement between the FDIC and covered institutions on resolution matters, give the FDIC the authority to periodically test key capabilities and processes needed in a resolution, and introduce a new credibility standard to evaluate the full resolution plan submissions. If the FDIC finds an institution's resolution plan not to be credible, it could subject the institutions to an enforcement action.
On December 31, 2025, the FDIC announced that it will propose changes in 2026 to the resolution plan rule to incorporate guidance it issued in April 2025 and to make additional changes to consider lessons learned from its review of the 2025 resolution plan submissions. The FDIC indicated that it wants to focus on resolution plan content requirements that will facilitate the quick resolution of a failed institution.
Pinnacle Bank’s submission of an interim plan will be required by July 1, 2026.
REGULATORY CAPITAL-RELATED DEVELOPMENTS
On March 19, 2026, the Federal Reserve, the FDIC, and the OCC issued a series of proposed rules to revise the U.S. regulatory capital framework to finalize the post-crisis Basel III reforms. Comments are due by June 18, 2026. As a Category IV banking organization, the Company and the Bank would not be required to adopt the new expanded risk-based approach. However, if implemented as proposed, the rules would impact how the Company and the Bank calculate capital requirements. Effective dates for the revised rules were not proposed. The Company and the Bank will continue to monitor for developments and consider impacts on capital planning.

EXECUTIVE SUMMARY
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Pinnacle’s results of operations for the three months ended March 31, 2026 compared to the same period in 2025 and financial condition as of March 31, 2026 compared to December 31, 2025. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Pinnacle, the notes thereto, and management’s discussion and analysis contained in Pinnacle's 2025 Form 10-K.
Management's Discussion and Analysis of Financial Condition and Results of Operations consists of:
•Discussion of Results of Operations - Reviews Pinnacle's financial performance, as well as selected balance sheet items, items from the statements of income, significant transactions, and certain key ratios that illustrate Pinnacle's performance.

•Credit Quality, Capital Resources and Liquidity - Discusses credit quality, market risk, capital resources, and liquidity, as well as performance trends. It also includes a discussion of liquidity policies, how Pinnacle obtains funding, and related performance.

•Additional Disclosures - Discusses additional important matters, including critical accounting policies and non-GAAP financial measures.
A reading of each section is important to fully understand our financial performance.

DISCUSSION OF RESULTS OF OPERATIONS

Table 1 - Consolidated Financial Highlights
	Three Months Ended March 31,
(dollars in millions, except per share data)	2026	2025	Change
Net interest income	$933	$365	155%
Provision for (reversal of) credit losses	76	17	347
Non-interest revenue	284	97	192
Total revenue	1,217	462	163
Non-interest expense	952	275	246
Income before income taxes	189	170	11
Net income attributable to Pinnacle Financial Partners	150	140	7
Net income available to common shareholders	135	136	(1)
Net income per common share, basic	0.89	1.78	(50)
Net income per common share, diluted	0.89	1.77	(50)
Net interest margin(1)	3.53%	3.21%	32 bps
Net charge-off ratio(1)	0.23	0.16	7
Return on average assets(1)	0.50	1.08	(58)
Return on average common equity(1)	3.96	8.80	(484)
Efficiency ratio (TE)	77.4	58.0	nm
Percentage changes are calculated using unrounded amounts and may differ from calculations based on rounded figures.
(1)    Annualized

	March 31, 2026	December 31, 2025	Sequential Quarter Change		March 31, 2025	Year-Over-Year Change
(dollars in millions)
Loans, net of deferred fees and costs	$85,197	$39,154	$46,043		$36,137	$49,060
Total average loans, quarter	83,691	38,657	45,034		36,042	47,649
Total deposits	100,103	47,401	52,702		44,482	55,621
Total average deposits, quarter	99,168	46,661	52,507		43,020	56,148
Non-performing assets ratio	0.58%	0.36%	22	bps	0.48%	10	bps
Non-performing loans ratio	0.54	0.34	20		0.47	7
Past due loans over 90 days (as a % of loans)	0.01	0.01	—		0.01	—
ACL to loans coverage ratio	1.19	1.17	2		1.19	—
CET1 capital ratio	9.81	10.88	(107)		10.70	(89)
Total shareholders’ equity to total assets ratio	11.89	12.21	(32)		12.06	(17)

First Quarter 2026 Overview
As the Merger became effective January 1, 2026, reported results reflect legacy Pinnacle results prior to the completion of the Merger and results for the combined entity from the Merger closing date forward. As such, comparative data in MD&A as of and for the periods ended December 31, 2025 and March 31, 2025 reflect only legacy Pinnacle.
Net income available to common shareholders for the first quarter of 2026 was $135 million, or $0.89 per diluted common share, compared to $136 million, or $1.77 per diluted common share, for the first quarter of 2025.
Net interest income for the three months ended March 31, 2026 was $933 million, up $567 million, or 155%, compared to the same period in 2025. Beyond the impact of the Merger, net interest income during the first quarter of 2026 was impacted by purchase accounting accretion and fixed-asset repricing. First quarter 2026 net interest margin was 3.53% compared to Legacy Pinnacle margin of 3.27% during the fourth quarter of 2025 reflecting the combining of the legacy balance sheets, purchase accounting marks on the Synovus balance sheet and fixed-asset repricing during the period.
Non-interest revenue for the first quarter of 2026 was $284 million, up $187 million, or 192%, compared to the same period in 2025. Nearly all non-interest revenue categories were impacted by the Merger. Outside of the impact of the Merger, the increase was largely attributable to increases in wealth management fees, loan sales and servicing fees and an increase of $10 million in the comparable period from our equity method investment in BHG.
Non-interest expense for the first quarter of 2026 was $952 million, up $677 million, or 246%, compared to the same period in 2025. Merger-related expense for the quarter ended March 31, 2026 was $275 million, which included merger-related equity acceleration costs. Excluding merger-related expense, non-interest expense during the first quarter of 2026 as compared to the same prior year period was impacted by higher employment expenses, largely due to increased headcount and annual merit increases.
At March 31, 2026, loans, net of deferred fees and costs, of $85.2 billion increased $46.0 billion from December 31, 2025 primarily driven by the Merger. Outside of the impact of the Merger, we experienced significant C&I loan growth during the three months ended March 31, 2026, a result of balanced growth between our specialty and geographic business units.
Credit metrics at March 31, 2026 included NPAs and NPLs at 58 bps and 54 bps, respectively, and total past due loans at 14 bps as a percentage of total loans. Net charge-offs/average loans for the three months ended March 31, 2026 were in line with our expectations at 23 bps annualized. The ACL to loans coverage ratio at March 31, 2026 of 1.19% was 2 bps higher than December 31, 2025. The increase in the reserve was primarily driven by net loan growth and a deterioration in the economic forecast. The ACL to NPL coverage ratio was 221% at March 31, 2026 compared to 343% at December 31, 2025.
Total period-end deposits at March 31, 2026 increased $52.7 billion compared to December 31, 2025 and was primarily driven by the Merger. Excluding the impact of the Merger, the increase is primarily reflective of an increase in interest bearing demand deposits and money market accounts, partially offset by a decrease in non-core deposits.
At March 31, 2026, Pinnacle's' CET1 ratio was 9.81%. Our intent remains to deploy capital generated through earnings to client growth as we proceed through 2026 while building CET1.
More detail on Pinnacle's financial results for the three months ended March 31, 2026 may be found in subsequent sections of "Item 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report. See also "Part II – Item 1A. – Risk Factors" of this report.
2026 Fundamental Guidance
The outlook is unchanged from what was previously noted in January of 2026, reflects our current expectations and is based on recent trends and client feedback. Underlying our guidance is an expectation of both a stable interest rate and economic environment. Changes to these factors could have a meaningful impact on the guidance provided below:
•end of period loan growth of approximately 9% to 11%, excluding the Day 1 purchase accounting loan mark
•end of period deposit growth of approximately 8% to 10%
•adjusted revenue(1) of approximately $5.0 to $5.2 billion(2)
•adjusted non-interest expense(1) of approximately $2.675 to $2.775 billion(3)
•net charge-off ratio of 0.20% to 0.25% year-to-date annualized
•CET1 ratio of approximately 10.25% to 10.75%, with a focus on achieving the low end of the range in 2026
•adjusted effective income tax rate of approximately 20% to 21%(4)

(1) Non-GAAP financial measure; see "Table 13 - Reconciliation of Non-GAAP Financial Measures" of this Report for applicable reconciliation to the most comparable GAAP measure.
(2) Assumes net interest margin of 3.50% and no rate cuts in 2026.

(3) Includes approximately $185 million of estimated intangible amortization in 2026 along with an assumption that 40% of the expected net cost savings from the Merger will be realized in 2026.
(4) Based on earnings adjusted for merger-related costs.
Loans
The following table compares the composition of the loan portfolio at March 31, 2026, and December 31, 2025.

Table 2 - Loans by Portfolio Class

(dollars in millions)	March 31, 2026		December 31, 2025
Commercial, financial and agricultural	$34,151	40.1%	$16,549	42.3%
Owner-occupied	14,046	16.5	5,747	14.7
Total commercial and industrial(1)	48,197	56.6	22,296	56.9
Investment properties	20,888	24.5	9,496	24.3
1-4 family properties	1,935	2.3	1,284	3.3
Land and development	937	1.1	576	1.5
Total commercial real estate	23,760	27.9	11,357	29.0
Consumer mortgages	8,234	9.7	3,456	8.8
Home equity	3,157	3.7	1,374	3.5
Credit cards	227	0.3	53	0.1
Other consumer loans	1,622	1.8	619	1.7
Total consumer	13,240	15.5	5,501	14.1
Loans, net of deferred fees and costs	$85,197	100.0%	$39,154	100.0%

(1) Includes senior housing loans of $4.3 billion, $521 million, and $619 million at March 31, 2026, December 31, 2025, and March 31, 2025, respectively, which are primarily classified as owner-occupied in accordance with our underwriting process.
At March 31, 2026, loans, net of deferred fees and costs of $85.2 billion increased $46.0 billion, or 118%, from December 31, 2025. C&I loans remain the largest component of our loan portfolio, representing 56.6% of total loans, while CRE and consumer loans represent 27.9% and 15.5%, respectively. Our portfolio composition is guided by our strategic growth plan, in conjunction with risk oversight of portfolio concentrations.
Total commercial loans (which are comprised of C&I and CRE loans) at March 31, 2026 were $72.0 billion, or 84.5% of the total loan portfolio, compared to $33.7 billion, or 85.9%, at December 31, 2025.
Pinnacle actively manages and evaluates credit risk associated with its commercial loans through robust underwriting policies and routine loan monitoring in order to identify and mitigate any weakness as early as possible. Pinnacle's management, along with its Chief Credit Officer and Credit Risk Committee, continually monitors and evaluates commercial concentrations by property class, industry, and relative to regulatory capital. As part of its risk management efforts, Pinnacle monitors its commercial loan portfolio on an ongoing basis to assess credit risks, identify emerging risks, and adjust its lending limits taking into account, among other things, (1) the size, complexity, and level of risk of loans and individual borrowers, (2) changes in the level of credit risk at both the borrower and portfolio level, (3) concentrations of credit risk pertaining to both specific industries and geographies in its loan portfolio, (4) loan structure, collateral location and quality, and project progress, and (5) economic forecasts and industry outlook.
Pinnacle has established recommended credit exposure limits for large C&I commercial lending relationships based on Pinnacle's internal risk ratings for an individual borrower at the time the lending commitment is approved, with the final exposure limit being determined by the appropriate credit approval authority. Limits for large Commercial Real Estate exposures are established at the sponsor level through an annual approval process. Commercial credits are subject to review according to credit risk management monitoring practices as outlined in Pinnacle's loan policy, as well as a sampling process performed by Pinnacle Credit Review to ensure uniform application of policies and procedures and to validate risk rating accuracy. Pinnacle prepares targeted stress tests on a routine basis for its commercial loans. This testing is completed in addition to sensitivity testing completed at the initial extension of credit.
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Pinnacle's loan portfolio and is primarily comprised of general middle market and commercial banking clients across a diverse set of industries as well as certain specialized lending verticals. The following table shows the composition of the C&I loan portfolio aggregated by NAICS code. As of March 31, 2026 and

December 31, 2025, 92.1% and 89.8%, respectively, of Pinnacle's C&I loans are secured by real estate, business equipment, inventory, and other types of collateral. C&I loans at March 31, 2026 grew $25.9 billion from December 31, 2025, primarily as a result of the Merger. Outside of the impact of the Merger, the increase is the result of increased production in specialty lending and contributions from our higher-growth markets.

Table 3 - Commercial and Industrial Loans by Industry
		March 31, 2026		December 31, 2025
(dollars in millions)	NAICS Code	Amount	%(1)	Amount	%(1)
Finance and insurance	52	$8,252	17.1%	$1,559	7.0%
Health care and social assistance	62	6,227	12.9	1,610	7.2
Non classifiable		3,616	7.5	3,226	14.5
Accommodation and food services	72	3,109	6.5	1,371	6.1
Lessors of real estate	5311	3,038	6.3	1,448	6.5
Retail trade	44-45	2,596	5.4	1,403	6.3
Manufacturing	31-33	2,496	5.2	1,174	5.3
Wholesale trade	42	2,481	5.1	1,048	4.7
Construction	23	2,149	4.5	1,018	4.6
Professional, scientific, and technical services	54	2,114	4.4	1,137	5.1
Real estate and rental and leasing other	53	1,863	3.9	1,111	5.0
Transportation and warehousing	48-49	1,812	3.8	928	4.2
Other services	81	1,778	3.7	886	4.0
Arts, entertainment, and recreation	71	1,626	3.4	1,022	4.6
Other industries(2)		1,338	2.7	497	2.1
Information	51	1,074	2.2	1,452	6.5
Educational services	61	1,052	2.2	574	2.6
Public administration	92	979	2.0%	$448	2.0%
Admin, support, waste mgmt, and remediation svcs	56	597	1.2%	$384	1.7%
Total commercial and industrial loans		$48,197	100.0%	$22,296	100.0%

(1) Loan balance in each category expressed as a percentage of total C&I loans.
(2) Comprised of NAICS industries that are less than 1% of total C&I loans.
At March 31, 2026, $34.2 billion of C&I loans, or 40.1% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets, or refinance.
At March 31, 2026, $14.0 billion of C&I loans, or 16.5% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral such as senior housing facilities. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The secondary source of repayment on these loans is the underlying real estate. These loans are predominantly secured by owner-occupied and other real estate and, to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE consists primarily of income-producing investment properties loans, as well as 1-4 family properties, land and development. Total CRE loans of $23.8 billion increased $12.4 billion from December 31, 2025, largely due to the Merger.
Investment properties loans consist of construction and mortgage loans for income-producing properties and are primarily made to finance multi-family properties, hotels, office buildings, retail, warehouse/industrial and other commercial development properties. Total investment properties loans as of March 31, 2026 were $20.9 billion, or 87.9% of the CRE loan portfolio, and increased $11.4 billion from December 31, 2025.

The following table shows the principal categories of the investment properties loan portfolio at March 31, 2026 and December 31, 2025.

Table 4 - Investment Properties Loan Portfolio
	March 31, 2026		December 31, 2025
(dollars in millions)	Amount	% (1)	Amount	% (1)
Multi-Family	$7,073	33.9%	$3,433	36.2%
Hotels	2,554	12.2	574	6.0
Office Buildings	2,759	13.2	1,176	12.4
Retail	3,356	16.1	1,307	13.8
Warehouse/Industrial	3,101	14.8	2,087	22.0
Other investment property	2,045	9.8	919	9.6
Total investment properties loans	$20,888	100.0%	$9,496	100.0%

(1)    Loan balance in each category expressed as a percentage of total investment properties loans.

1-4 Family Properties Loans
1-4 family properties loans include construction loans to home builders and commercial mortgage loans related to 1-4 family rental properties and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Pinnacle. At March 31, 2026, 1-4 family properties loans totaled $1.9 billion, or 8.1% of the CRE loan portfolio.
Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Pinnacle, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). At March 31, 2026, land and development loans totaled $937 million, or 3.9% of the CRE loan portfolio.
Consumer Loans
The consumer loan portfolio consists of a wide variety of loan products offered through Pinnacle's banking network, including first and second residential mortgages, home equity and consumer credit card loans, as well as both secured and unsecured loans from third-party lending. Consumer loans were $13.2 billion as of March 31, 2026.
Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the composition of period-end deposits as of the dates indicated. See Table 11 - Quarter-to-Date Net Interest Income in this Report for information on average deposits including average rates.

Table 5 - Composition of Period-end Deposits
(dollars in millions)	March 31, 2026	%(1)	December 31, 2025	%(1)	March 31, 2025	%(1)
Non-interest-bearing demand deposits	$20,388	20.4%	$9,051	19.1%	$8,510	19.1%
Interest-bearing demand deposits	30,666	30.5	15,649	33.0	14,802	33.3
Money market accounts	34,008	34.0	16,824	35.5	16,094	36.2
Savings deposits	1,865	1.9	804	1.7	820	1.8
Time deposits	13,176	13.2	5,073	10.7	4,256	9.6
Total deposits	$100,103	100.0%	$47,401	100.0%	$44,482	100.0%

(1)    Deposits balance in each category expressed as percentage of total deposits.

Total period-end deposits at March 31, 2026 were up $52.7 billion, or 111%, compared to December 31, 2025 primarily as a result of the Merger. Excluding the impact of the Merger, the increase is primarily reflective of an increase in interest-bearing demand deposits and money market accounts, partially offset by a decrease in non-core deposits. Total average deposit costs were 2.13% in the first quarter of 2026.
Non-interest Revenue
The following table shows the principal components of non-interest revenue.

Table 6 - Non-interest Revenue
	Three Months Ended March 31,
(dollars in millions)	2026	2025	$ Change	% Change
Core banking fees	$91	$32	$59	184%
Wealth management revenue	84	33	52	158
Income from equity method investment	31	20	10	51
Capital markets income	18	3	15	594
Total loan sales and servicing	10	6	4	70
Income from bank-owned life insurance	20	10	9	91
Investment securities gains (losses), net	3	(13)	16	nm
Other non-interest revenue	27	6	21	372
Total non-interest revenue	$284	$97	$187	192%
Amounts may not total due to rounding and percentage changes are calculated using unrounded amounts and may differ from calculations based on rounded figures.

Three Months Ended March 31, 2026 compared to March 31, 2025
Non-interest revenue for the first quarter of 2026 was up $187 million, or 192%, compared to the same period in 2025. The increase reflects a full quarter of combined operations following the Merger, which is the primary contributor to higher overall non-interest revenue. Outside of the impact of the Merger, the increase was broad based across core banking fees, wealth management fees and capital markets and an increase of $10 million in the comparable period from our equity method investment in BHG.
Core banking fees consists of account analysis fees on deposit accounts, NSF fees, credit and debit card interchange fees, merchant revenue, letter/line of credit fees, rent on safe deposit boxes and all other service charges. These fees were $91 million during the first quarter of 2026. Excluding the impact from the Merger, account analysis fees, card fees, and line of credit non-usage fees were the primarily drivers for the increase during the three months ended 2026.
Wealth management revenue consists primarily of fees derived from trust income, brokerage revenue, and insurance revenue. Wealth management revenue was $84 million for the three months ended March 31, 2026. Excluding the impact of the Merger, wealth management revenue increased primarily due to increases in overall trust fees, namely trusts under agreement and investment advisory fees, as well as brokerage commissions.
Income from equity method investment is comprised solely of income derived from our 49% equity method investment in BHG. BHG is engaged in facilitating originations of commercial and consumer loans largely to skilled professionals throughout the United States. The loans are either financed by secured borrowings or sold to independent financial institutions and investors. Income from equity method investment increased $10 million, or 51%, during the three months ended March 31, 2026 compared to the same period in 2025 largely the result of an increase in the gain on sales of commercial and consumer loans through BHG's platforms. Earnings from BHG are likely to fluctuate from period-to-period, based on volumes and the distribution of loans across their delivery platforms.
Capital markets income, which primarily includes fee income from client derivative transactions, arranger/syndiction fees, debt capital market transactions, M&A advisory fees, foreign exchange, as well as other miscellaneous income from capital market transactions, increased to $18 million in the first quarter of 2026. Outside of the impact of the Merger, syndication arranger/syndication fees, client derivative transactions, as well as the impact of M&A advisory fees increased during the three months ended March 31, 2026 compared to the same period in 2025.
Total loan sales and servicing consisting of net gains on loan origination/sales activities were $10 million for the three months ended March 31, 2026. Excluding the impact of the Merger, total loan sales decreased slightly primarily due to lower mortgage loan origination fees, partially offset by an increase in gain from the sales of SBA loans.

Income from BOLI was $20 million for the three months ended March 31, 2026 and includes increases in the cash surrender value of policies and proceeds from insurance benefits. The increase for the three months ended March 31, 2026 compared to the same period in 2025 was primarily driven by the impact of the Merger. Outside of this impact, this increase was the result of an increase in cash surrender value appreciation income.
The main components of other non-interest revenue are fees for commercial sponsorship income, including transaction and servicing fees associated with certain third-party lending relationships, earnings from equity investments, earnings from tax credit investments, general processing charges, and other miscellaneous items. The three months ended March 31, 2026 increased $21 million compared to the same period in 2025, largely due to the Merger. Excluding the Merger impact, other non-interest revenue increased largely due to higher general processing charges and the write up of the value of equity investments.
Non-interest Expense
The following table summarizes the components of non-interest expense.

Table 7 - Non-interest Expense
	Three Months Ended March 31,
(dollars in millions)	2026	2025	$ Change	% Change
Salaries and other personnel expense	$396	$172	$224	131%
Net occupancy, equipment, and software expense	97	42	55	130
Amortization of intangibles	48	1	46	nm
FDIC insurance and other regulatory fees	23	11	12	110
Merger-related expense	275	—	275	nm
Other operating expense	113	49	64	130
Total non-interest expense	$952	$275	$677	246%
Amounts may not total due to rounding and percentage changes are calculated using unrounded amounts and may differ from calculations based on rounded figures.

Three Months Ended March 31, 2026 compared to March 31, 2025
Non-interest expense for the first quarter of 2026 was $952 million, up $677 million, or 246%, compared to the first quarter 2025. Merger-related expense for the quarter ended March 31, 2026 was $275 million, which included merger-related equity acceleration costs. Excluding merger-related expense, non-interest expense during the first quarter of 2026 as compared to the same prior year period was impacted by higher employment expenses, largely due to increased headcount and annual merit increases.
Salaries and other personnel expense increased to $396 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to the impact of the Merger. Outside of the impact of the Merger, salaries and other personnel expenses were impacted by increased headcount and annual merit increases. Total headcount at March 31, 2026 was 8,389 full-time equivalent team members. During the quarter, in addition to the impact of the Merger, we added 50 revenue producer hires as well as team members associated with certain critical support functions, such as technology, operations, and security.
Also contributing to total salaries and employee benefits in the quarter ended March 31, 2026 were cash and equity incentives of $77 million. We believe that cash and equity incentives are a valuable tool in motivating a team members base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, the majority of our bank's non-commissioned team members are participants in our annual cash incentive plan in 2026 with a minimum targeted bonus equal to 10% of each team member's annual salary, and nearly all of our bank's team members are participating in our equity compensation plans in 2026. Under the 2026 annual cash incentive plan, the targeted level of incentive payments require achievement of a certain soundness threshold and a targeted level of annual revenue and annual diluted earnings per common share (in each case subject to certain adjustments). To the extent that the soundness threshold is met and revenue and diluted earnings per common share are above or below the targeted amount, the aggregate incentive payments will be increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives.
Net occupancy, equipment, and software expense was $97 million for the three months ended March 31, 2026. Excluding the impact of the Merger, ongoing investments in technology were the primary contributor to increases in these costs.
Amortization of intangibles for the three months ended March 31, 2026 was $48 million and included amortization associated with a core deposit intangible and a wealth customer relationship intangible created as a result of the Merger.

FDIC insurance and other regulatory fees were $23 million for the three months ended March 31, 2026. Excluding the effect of the Merger, FDIC insurance and other regulatory fees increased primarily due to a higher base assessment rate.
Merger-related expenses were $275 million for the three months ended March 31, 2026. These expenses included $100 million in advisory fees, $70 million in equity acceleration expense, $91 million in other employee-related costs and $15 million in other costs.
Other operating expense includes advertising, travel, professional, insurance, network and communication, software platform expenses, other taxes, subscriptions and dues, restructuring charges, other loan and ORE expense, postage and freight, training, business development, donations, supplies, and other miscellaneous expense. Other operating expense for the three months ended March 31, 2026 was $113 million. Excluding the impact of the Merger, other operating expense was impacted by increases in software platform expense, which includes third-party data processing fees, ORE expense, restructuring charges, and business development expenses, partially offset by decreases in certain franchise tax accruals and professional fees.
Income Tax Expense
Income tax expense was $39 million for the three months ended March 31, 2026, compared to $30 million for the three months ended March 31, 2025, representing effective tax rates of 20.8% and 17.6%, respectively.
The effective tax rate was higher for the three months ended March 31, 2026 primarily due to certain merger-related expenses which were not deductible for income tax purposes. In addition, comparability to the prior period was also effected by changes in the timing and mix of discrete tax items, including tax benefits from share-based compensation, the accrual and release of valuation allowances and reserves for uncertain tax positions, and the remeasurement of Pinnacle's deferred tax assets to account for changes in the Company's tax profile driven by the Merger.
CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Pinnacle diligently monitors the quality of its loan portfolio by industry, property type, and geography through a thorough portfolio review process and our analytical risk management tools. Such credit surveillance efforts are part of a broader credit risk management framework which includes Board oversight, as well as management-level committee oversight at varying levels across the portfolio. This includes an enterprise risk appetite framework, which helps ensure an expansive view across a myriad of credit risks within the portfolio.
At March 31, 2026, credit metrics included NPAs and NPLs at 58 bps and 54 bps, respectively, and total past due loans at 14 bps as a percentage of total loans. Net charge-offs were $49 million, or 23 bps annualized, for the three months ended March 31, 2026.
The table below includes selected credit quality metrics.

Table 8 - Credit Quality Metrics
(dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2025
Non-performing loans	$459	$133	$171
ORE	32	8	4
Non-performing assets	$491	$141	$175
Loans, net of deferred fees and costs	$85,197	$39,154	$36,137
Non-performing loans as a % of total loans	0.54%	0.34%	0.47%
Non-performing assets as a % of total loans and ORE	0.58	0.36	0.48
Loans 90 days past due and still accruing	$8	$3	$4
As a % of total loans	0.01%	0.01%	0.01%
Total past due loans and still accruing	$117	$57	$52
As a % of total loans	0.14%	0.14%	0.14%
FDMs	$106	$12	$5
Net charge-offs, quarter	49	27	14
Net charge-offs/average loans, quarter (annualized)	0.23%	0.28%	0.16%
Net charge-offs, year-to-date	$49	$77	$14
Net charge-offs/average loans, year-to-date (annualized)	0.23%	0.21%	0.16%
Provision for (reversal of) loan losses, quarter	$71	$34	$17

Table 8 - Credit Quality Metrics
(dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2025
Provision for (reversal of) unfunded commitments, quarter	5	—	—
Provision for (reversal of) credit losses, quarter	$76	$34	$17
Provision for (reversal of) loan losses, year-to-date	71	107	17
Provision for (reversal of) unfunded commitments, year-to-date	5	—	—
Provision for (reversal of) credit losses, year-to-date	76	107	17
Allowance for loan losses	$942	$442	$417
Reserve for unfunded commitments	72	16	12
Allowance for credit losses	$1,014	$458	$430
ACL to loans coverage ratio	1.19%	1.17%	1.19%
ALL to loans coverage ratio	1.11	1.13	1.16
ACL/NPLs	221.03	343.19	250.59
ALL/NPLs	205.21	331.09	243.32

Non-performing Assets
Total NPAs were $491 million at March 31, 2026. Excluding the increase resulting from the Merger, NPAs were largely impacted during the quarter by two senior housing relationships.
Criticized and Classified Loans
Our loan ratings are aligned to federal banking regulators' definitions of pass and criticized categories, which include special mention, substandard, doubtful, and loss. Substandard accruing and non-accruing loans, doubtful, and loss loans are often collectively referred to as classified. Special mention, substandard, doubtful, and loss loans are often collectively referred to as criticized and classified loans. The following table presents a summary of criticized and classified loans. Criticized and classified loans at March 31, 2026 decreased $1.3 billion compared to December 31, 2025, primarily due to the upward migration and paydowns of several commercial credits.

Table 9 - Criticized and Classified Loans
(dollars in millions)	March 31, 2026	December 31, 2025
Special mention	$986	$494
Substandard	939	185
Doubtful	11	—
Loss	2	—
Criticized and Classified loans	$1,938	$679
As a % of total loans	2.3%	1.7%

Provision for (Reversal of) Credit Losses and Allowance for Credit Losses
The provision for credit losses was $76 million for the three months ended March 31, 2026, compared to a provision of $17 million for the three months ended March 31, 2025. The provision was primarily impacted by net loan growth, net charge-offs and changes in individually analyzed reserves. Outside of the impact of the Merger, provision was impacted in large part by net charge-offs and changes in individually analyzed reserves. Net charge-offs for the three months ended March 31, 2026 were $49 million as compared to $14 million for the three months ended March 31, 2025.
The ALL of $942 million and the reserve for unfunded commitments of $72 million, which is recorded in other liabilities, comprise the total ACL of $1.0 billion at March 31, 2026. The ACL to loans coverage ratio of 1.19% at March 31, 2026 increased 2 bps compared to December 31, 2025 driven by net loan growth, a deterioration in the economic forecast and an increase in individually analyzed loans. These factors were partially offset by a decline in qualitative reserves. The ACL to NPL coverage ratio was 221% at March 31, 2026 compared to 343% at December 31, 2025.

Capital Resources
Pinnacle and Pinnacle Bank are required to comply with capital adequacy standards established by our primary federal regulator, the Federal Reserve. Pinnacle and Pinnacle Bank measure capital adequacy using the standardized approach under Basel III. Beyond adhering to regulatory capital standards, Pinnacle also maintains a rigorous capital management and adequacy framework, which includes oversight by both the ALCO and the Board. This effort involves monitoring and managing our capital position in alignment with our Board’s risk appetite framework and with a Board-approved annual capital plan, with a focus on applicable regulatory capital ratios. Our ALCO serves to provide management level oversight within this framework, which may include establishing target operating ranges for certain capital measures, such as CET1, as a means to provide further clarity over the management of our capital position.
At March 31, 2026, Pinnacle and Pinnacle Bank's capital levels remained strong and exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Pinnacle and Pinnacle Bank's capitalization.

Table 10 - Capital Ratios
(dollars in millions)	March 31, 2026	December 31, 2025
CET1 capital
Pinnacle Financial	$9,680	$5,060
Pinnacle Bank	10,374	5,173
Tier 1 risk-based capital
Pinnacle Financial	10,462	5,278
Pinnacle Bank	10,374	5,174
Total risk-based capital
Pinnacle Financial	12,151	6,033
Pinnacle Bank	11,663	5,620
CET1 capital ratio
Pinnacle Financial	9.81%	10.88%
Pinnacle Bank	10.53	11.13
Tier 1 risk-based capital ratio
Pinnacle Financial	10.61	11.34
Pinnacle Bank	10.53	11.13
Total risk-based capital to risk-weighted assets ratio
Pinnacle Financial	12.32	12.97
Pinnacle Bank	11.83	12.09
Leverage ratio
Pinnacle Financial	8.94	9.57
Pinnacle Bank	8.87	9.39

At March 31, 2026, Pinnacle's CET1 ratio was 9.81%. For additional information on regulatory capital requirements, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 20 - Regulatory Matters" to the consolidated financial statements of Pinnacle's 2025 Form 10-K. Management reviews the Company's capital position on an ongoing basis and believes, based on internal capital analyses and earnings projections, that Pinnacle is well positioned to meet relevant regulatory capital standards.
On January 1, 2026, the Board of Directors approved a capital plan that included an anticipated quarterly common stock dividend of $0.50 per share for 2026 and authorized share repurchases of up to $400 million of common stock. During the three months ended March 31, 2026, Pinnacle did not repurchase shares of common stock.
As Pinnacle is registered as a bank holding company and has elected to be treated as a financial holding company, we are subject to comprehensive supervision and regulation by the Federal Reserve and are subject to its regulatory reporting requirements. The Federal Reserve also requires bank holding companies meeting certain asset size thresholds, such as us, to establish and maintain a risk committee of its board of directors and appoint a chief risk officer, each meeting certain requirements.

Upon completion of the Merger, Pinnacle surpassed the $100 billion threshold and is now designated as a Category IV large financial institution according to U.S. regulatory guidelines. This new classification subjects us to the Federal Reserve's enhanced prudential standards, designed to ensure risk management capabilities grow in line with our systemic footprint including but not limited to additional rigorous capital planning such as stress testing under the CCAR process, liquidity risk management, resolution planning, and additional governance and reporting requirements. Refer to "Part II – Item 1A. Risk Factors," of this Report for further information.
Dividends
Pinnacle has historically paid a quarterly cash dividend to the holders of its common stock. Management and the Board of Directors closely monitor current and projected capital levels, liquidity (including dividends from subsidiaries), financial markets and other economic trends, as well as regulatory requirements regarding the payment of dividends.
Pinnacle's ability to pay dividends on its common stock and preferred stock is primarily dependent upon dividends and distributions that it receives from its bank and non-banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory authorities.
Pinnacle declared common stock dividends of $75 million, or $0.50 per common share, for the three months ended March 31, 2026, compared to $19 million, or $0.24 per common share, for the three months ended March 31, 2025. In addition, Pinnacle declared dividends on its preferred stock of $15 million for the three months ended March 31, 2026 compared to $4 million for the three months ended March 31, 2025.
Liquidity
Liquidity represents the extent to which Pinnacle has readily available sources of funding to meet the needs of depositors, borrowers, and creditors; to support asset growth; and to otherwise sustain operations of Pinnacle and its subsidiaries, at a reasonable cost, on a timely basis, and without adverse consequences. ALCO monitors Pinnacle's economic, competitive, and regulatory environment and is responsible for measuring, monitoring, and reporting on liquidity and funding risk.
In accordance with Pinnacle policies and regulatory guidance, ALCO evaluates contractual and anticipated cash flows under normal and stressed conditions to properly manage the Company’s liquidity profile. Pinnacle places an emphasis on maintaining numerous sources of current and contingent liquidity to meet its obligations to depositors, borrowers, and creditors on a timely basis. Liquidity is generated through various sources, including, but not limited to, maturities and repayments of loans by clients, maturities and sales of investment securities, and growth in consumer and commercial deposits.
Pinnacle Bank also generates liquidity through the issuance of brokered certificates of deposit and money market accounts. Pinnacle Bank accesses funds from a broad geographic base to diversify its sources of funding and liquidity. Pinnacle Bank also has the capacity to access funding through its membership in the FHLB system and the Federal Reserve. Management continuously monitors and maintains appropriate levels of liquidity to provide adequate funding sources to manage client deposit withdrawals, loan requests, and other funding demands.
Pinnacle continues to proactively manage its liquidity position and maintain robust contingent liquidity across various forms of funding which include immediately available funds as well as funds we expect to be available within short notice. Liquidity sources include primary sources such as FHLB borrowing capacity, FRB cash reserves, and unencumbered securities, while secondary sources consist of the Federal Reserve discount window, Fed Funds lines, and other sources. At March 31, 2026, contingent sources of liquidity totaled approximately $34.5 billion, and based on currently pledged collateral, Pinnacle Bank had access to FHLB funding of $7.9 billion, subject to FHLB credit policies.
In addition to bank level liquidity management, Pinnacle must manage liquidity at the Parent Company level for various operating needs, including the servicing of debt, the payment of dividends on our common stock and preferred stock, payment of general corporate expense, and potential capital infusions into subsidiaries. The primary source of liquidity for Pinnacle consists of dividends from Pinnacle Bank, which is governed by certain rules and regulations of the TDFI and the Federal Reserve Bank. Pinnacle's ability to receive dividends from Pinnacle Bank in future periods will depend on a number of factors, including, without limitation, Pinnacle Bank's future profits, asset quality, liquidity, and overall condition. In addition, both the TDFI and Federal Reserve Bank may require approval to pay dividends, based on certain regulatory statutes and limitations.
Pinnacle presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs. However, if economic conditions were to significantly deteriorate, regulatory capital requirements for Pinnacle or Pinnacle Bank were to increase as a result of regulatory directives or otherwise, or Pinnacle believes it is prudent to enhance current liquidity levels, then Pinnacle may seek additional liquidity from external sources. Furthermore, Pinnacle may, from time to time, take advantage of attractive market opportunities to refinance, retire, or repurchase its existing debt, redeem or issue its preferred stock, repurchase shares, or strengthen its liquidity or capital position.

Earning Assets and Sources of Funds
Average earning assets were $108.7 billion in the first three months of 2026. Average earning assets were primarily affected by the Merger. Excluding the impact of the merger, the increase in average earnings assets was driven by organic loan growth.
Average interest-bearing liabilities were $83.9 billion for the first three months of 2026. Excluding the effect of the Merger, the increase in average interest-bearing liabilities largely resulted from increases in average money market and average interest-bearing demand deposits. Non-interest bearing deposits grew only slightly during the first three months of 2026 outside of the impact of the Merger.
Net interest income for the three months ended March 31, 2026 was $933 million, up $567 million, or 155%, compared to the same period in 2025. Beyond the impact of the Merger, net interest income during the first quarter of 2026 was impacted by purchase accounting accretion and fixed-asset repricing. First quarter 2026 net interest margin was 3.53% compared to Legacy Pinnacle margin of 3.27% during the fourth quarter of 2025 reflecting the combining of the legacy balance sheets, purchase accounting marks on the Synovus balance sheet and fixed-asset repricing during the period.

Net Interest Income
The following tables set forth the major components of net interest income and the related annualized yields and rates for the three months ended March 31, 2026 and 2025.

Table 11 - Quarter-to-Date Net Interest Income
	Three Months Ended March 31,
	2026			2025
(dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Loans, net of deferred fees and costs(1)(2)	$83,691	$1,267	6.14%	$36,042	$556	6.24%
Tax-exempt securities(2)(3)	3,344	33	3.99	3,247	30	3.76
Taxable securities(3)	15,644	171	4.37	5,433	62	4.62
Interest-earning deposits with banks	5,224	47	3.67	2,645	29	4.43
Federal funds sold and securities purchased under resale agreements	148	2	6.08	58	2	11.35
Other earning assets(4)	666	8	4.28	255	3	5.06
Total interest earning assets	$108,717	$1,528	5.70%	$47,680	$682	5.79%

Goodwill	3,583			1,849
Core deposits and other intangible assets, net	1,079			21
Other assets(5)	7,868			2,976
Total assets	$121,247			$52,526
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$30,004	$186	2.51%	$14,136	$112	3.21%
Money market accounts	33,390	214	2.59	15,541	118	3.08
Savings deposits	1,824	2	0.40	804	1	0.45
Time deposits	13,662	119	3.53	4,331	43	4.01
Federal funds purchased and securities sold under repurchase agreements	344	1	1.45	231	1	1.78
FHLB advances and other borrowings	4,723	59	5.08	2,305	29	5.16
Total interest-bearing liabilities	$83,947	$581	2.81%	$37,348	$304	3.30%
Non-interest-bearing demand deposits	20,289			8,207
Other liabilities	2,424			455
Total equity	14,587			6,516
Total liabilities and equity	$121,247			$52,526
Net interest income and net interest margin, taxable equivalent (6)		$947	3.53%		$378	3.21%
Less: taxable-equivalent adjustment		14			13
Net interest income		$933			$365

(1)    Average loans are shown net of unearned income. NPLs are included. Interest income includes fees as follows: First Quarter 2026 — $15 million, and First Quarter 2025 — $9 million.
(2)    Reflects taxable-equivalent adjustments, using the statutory federal tax rate of 21%, in adjusting interest on tax-exempt loans and securities to a taxable-equivalent basis.
(3)    Securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(4)    Includes loans held for sale, trading account assets, and FHLB and Federal Reserve Bank Stock.
(5)    As a result of the Merger, during the first quarter 2026, certain immaterial changes were made to integrate the presentation of the legacy banks' yield on investment securities, which included presenting average unrealized losses on investment securities available for sale of $(98) million as a component of other assets.
(6)    The net interest margin is calculated by dividing annualized net interest income-taxable equivalent (TE) by average total interest earning assets.
Amounts may not total due to rounding

Market Risk Analysis
In the normal course of business, Pinnacle is exposed to certain forms of market risk, most notably risks arising from fluctuations in interest rates. To aid in the management of such risks, the Company leverages certain modeling techniques and simulation analysis in an effort to measure the sensitivity of Pinnacle’s earning assets and liabilities and the potential implications for our income statement and balance sheet. In particular, the Company uses simulation modeling to measure the sensitivity of net interest income to changes in market interest rates. These simulations are used to determine a baseline net interest income projection and the sensitivity of the income profile based on changes in interest rates. These simulations incorporate numerous assumptions and factors, including, but not limited to, changes in market rates, in the size or composition of the balance sheet, and in repricing characteristics as well as client behaviors for both loans and deposits. This also includes estimates for deposit repricing characteristics which, for purposes of the sensitivity estimates provided below, relies upon a constant, through-the-cycle total deposit cost beta of approximately 50% as of the most recently reported period. Such assumptions are generally based on historical observations and future expectations. This process is reviewed and updated on an ongoing basis in a manner consistent with Pinnacle’s ALCO governance framework.
The Risk Committee of the Board has chartered the ALCO and approved related policies to aid in the management and governance of various risks, including interest rate risk. The ALCO has an established limit framework for interest rate risk, which is monitored on an ongoing basis and is in alignment with the tolerances and limits as established by the Board. Additionally, Pinnacle’s ERM framework establishes a Board-approved risk appetite statement, which includes certain quantitative measurements for interest rate risk and helps to ensure management operates within the Board’s established appetite.
Pinnacle has modeled its baseline net interest income forecast assuming an interest rate projection that is flat to March 31, 2026 interest rate curves, with the federal funds rate at the Federal Reserve’s targeted range of 3.50% to 3.75% and the prime rate of 6.75% as of March 31, 2026. Pinnacle has modeled the impact of an immediate change in market interest rates across the yield curve of 100 and 200 bps to determine the sensitivity of net interest income for the next 12 months. As illustrated in the table below, the net interest income sensitivity derived from this simulation suggests that net interest income is projected to increase by 5.0% and 2.5% if interest rates increased by 200 and 100 bps, respectively. Net interest income is projected to decrease by 2.0% and 3.5% if interest rates decreased by 100 and 200 bps, respectively.
The following table represents the estimated sensitivity of net interest income at March 31, 2026, with comparable information for December 31, 2025.

Table 12 - Twelve Month Net Interest Income Sensitivity
	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next 12 months)
Change in Interest Rates (in bps)	March 31, 2026	December 31, 2025
+200	5.0%	0.3%
+100	2.5	0.1
-100	(2.0)	1.2
-200	(3.5)	1.7
While all of the above estimates are reflective of the general interest rate sensitivity of Pinnacle, local market conditions, the realized growth and remixing of the balance sheet, the timing and lags associated with various interest rate relationships, as well as numerous other factors could individually, or collectively, have a significant impact on both the estimated sensitivity and the realized level of net interest income in a given period. Additionally, should there be differences between realized deposit betas for a given level of rates as compared to the Company's estimates for through-the-cycle betas, this may also have a significant impact on our reported sensitivity and the realized level of net interest income.
The net interest income simulation model is the primary tool utilized to evaluate potential interest rate risks over a short to medium term time horizon. Pinnacle also evaluates potential longer-term interest rate risk through modeling and evaluation of the sensitivity of the Company's EVE. The EVE measurement process estimates the net fair value of assets, liabilities, and off-balance sheet financial instruments under various interest rate scenarios. Management uses EVE sensitivity analyses as an additional means of measuring interest rate risk and incorporates this form of analysis within its governance and limits framework.
Pinnacle is also subject to market risk in certain of its fee income business lines which is ultimately captured in non-interest revenue. Financial management services revenue, which include trust, brokerage, and asset management fees, can be affected by risk in the securities markets, primarily the equity securities market. A significant portion of the fees in this unit are determined based upon a percentage of asset values. Weaker securities markets and lower equity values have an adverse impact on the fees generated by these operations. Trading account assets, maintained to facilitate brokerage client activity, are also subject to market risk; however, trading activities are limited and subject to risk policy limits. Additionally, Pinnacle utilizes various tools to measure and manage price risk in its trading portfolio.
Mortgage banking income is also subject to market risk. Mortgage loan originations are sensitive to levels of mortgage interest rates and therefore, mortgage banking income can be negatively impacted during a period of sustained elevated interest rates as we have been experiencing through the cycle. The extension of commitments to clients to fund mortgage loans also subjects Pinnacle to market risk. This risk is primarily created by the time periods between making the commitment, closing, and delivering the loan. Pinnacle seeks to minimize its exposure by utilizing various risk management tools, including forward sales commitments and other economic hedges.
Derivative Instruments for Interest Rate Risk Management
Pinnacle utilizes derivative instruments to manage its exposure to various types of structural interest rate risks by executing end-user derivative transactions designated as hedges. Hedging relationships may be designated as either a cash flow hedge, which mitigates risk exposure to the variability of future cash flows or other forecasted transactions, or a fair value hedge, which mitigates risk exposure to adverse changes in the fair market value of a fixed rate asset or liability due to changes in market interest rates.
Critical Accounting Policies
The accounting and financial reporting policies of Pinnacle are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Pinnacle has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to business combinations, the allowance for credit losses and income taxes. In determining which accounting policies are critical in nature, Pinnacle has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee on a periodic basis, including the development, selection, implementation, and disclosure of the critical accounting policies. The application of these policies has a significant impact on Pinnacle's unaudited interim consolidated financial statements. Pinnacle's financial results could differ significantly if different judgments or estimates are used in the application of these policies.
Business Combinations
The acquisition method of accounting generally requires that the identifiable assets acquired and liabilities assumed in business combinations are recorded at fair value as of the acquisition date. The determination of fair value often involves the use of internal or third-party valuation techniques, such as discounted cash flow analyses or appraisals. Particularly, the valuation techniques used to estimate the fair value of loans and the core deposit intangible asset acquired in the Merger include estimates related to discount rates, credit risk, and other relevant factors, which are inherently subjective. The valuation methodologies used to estimate the fair values of the significant assets acquired and liabilities assumed from the Merger are described in "Part I - Item 1. Financial Statements - Note 2. Business Combinations" herein.
Allowance for Credit Losses
The ACL is a critical accounting estimate that requires significant judgments and assumptions, which are inherently subjective. The use of different estimates or assumptions could have a significant impact on the provision for credit losses, ACL, financial condition, and results of operations. The economic and business climate in any given industry or market is difficult to gauge and can change rapidly, and the effects of those changes can vary by borrower.
In accordance with CECL, the ACL, which includes both the allowance for loan losses and the allowance for credit losses on unfunded loan commitments, represents management's best estimate of expected losses over the life of loans adjusted for prepayments, and over the life of loan commitments expected to fund. This evaluation requires significant management judgment and is based upon relevant available information related to historical default and loss experience, current and projected economic conditions, and other portfolio-specific and environmental risk factors. Losses are predicted over a reasonable and supportable forecast period, and at the end of the reasonable and supportable period losses revert to long term historical averages. The allowance for credit losses on loans is measured on a collective basis for pools of loans with similar risk characteristics, and for loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. There are factors beyond our control, such as changes in projected economic conditions, real estate markets or particular industry conditions which may materially impact asset quality and the adequacy of the allowance for credit losses on loans and thus the resulting provision for credit losses. The allowance is adjusted through provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off. See "Part I - Item 1. Financial Statements - Note 1. Basis of Presentation and Accounting Policies" and "Part I - Item 1. Financial Statements - Note 5. Loans and Allowance for Loan Losses".

Income Taxes
The calculation of Pinnacle's income tax provision is complex and requires the use of estimates and judgments in its determination. As part of Pinnacle's overall business strategy, management must consider tax laws and regulations that apply to the specific facts and circumstances under consideration. As such, the Company is often required to exercise significant judgment regarding the interpretation of these tax laws and regulations, in which Pinnacle's anticipated and actual liability could significantly vary based upon the taxing authority’s interpretation. Specifically, significant estimates in accounting for income taxes relate to the valuation of deferred tax assets and liabilities, estimates of the realizability of deferred tax assets, including income tax credits and NOLs, and the need for a valuation allowance, the calculation of taxable income, the estimation of uncertain tax positions and the determination of temporary differences between book and tax bases. Adjustments to these items may occur due to modifications in tax rates, newly enacted laws, issuance of tax regulations, resolution of items with taxing authorities, alterations to interpretative statutory, judicial, and regulatory guidance that affects the Company’s tax positions, changes in the Company's tax accounting methods or elections, or other facts and circumstances. Management closely monitors tax developments and the potential timing of these changes in order to evaluate the effect they may have on the Company’s overall tax position and the estimates and judgments used in determining the income tax provision and records adjustments as necessary.
Non-GAAP Financial Measures
The measures entitled adjusted non-interest revenue, adjusted non-interest expense, adjusted revenue TE, adjusted tangible efficiency ratio, adjusted PPNR, adjusted net income available to common shareholders, adjusted net income per common share, diluted, adjusted return on average assets, adjusted return on average common equity, return on average tangible common equity, adjusted return on average tangible common equity, and tangible common equity ratio, are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are total non-interest revenue, total non-interest expense, total revenue, efficiency ratio-TE, PPNR, net income available to common shareholders, net income per common share, diluted, return on average assets, return on average common equity, and the ratio of total Pinnacle shareholders' equity to total assets, respectively.
Management believes that these non-GAAP financial measures provide meaningful additional information about Pinnacle to assist management and investors in evaluating Pinnacle's operating results, financial strength, the performance of its business, and the strength of its capital position. However, these non-GAAP financial measures have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of operating results or capital position as reported under GAAP. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies. Adjusted non-interest revenue and adjusted revenue TE are measures used by management to evaluate non-interest revenue and total revenue exclusive of net investment securities gains (losses), fair value adjustments on non-qualified deferred compensation, and other items not indicative of ongoing operations that could impact period-to-period comparisons. Adjusted non-interest expense and the adjusted tangible efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Adjusted net income available to common shareholders, adjusted net income per common share, diluted, adjusted return on average assets, adjusted return on average common equity, and adjusted PPNR are measures used by management to evaluate operating results exclusive of items that are not indicative of ongoing operations and impact period-to-period comparisons. Return on average tangible common equity and adjusted return on average tangible common equity are measures used by management to compare Pinnacle's performance with other financial institutions because it calculates the return available to common shareholders without the impact of intangible assets and their related amortization, thereby allowing management to evaluate the performance of the business consistently. The tangible common equity ratio is used by stakeholders to assess our capital position. Tangible book value per common share is used by stakeholders to assess our financial stability and value. The computations of these measures are set forth in the tables below.

Management does not provide a reconciliation for forward-looking non-GAAP financial measures where it is unable to provide a meaningful or accurate calculation or estimation of reconciling items and the information is not available without unreasonable effort. This is due to the inherent difficulty of forecasting the occurrence and the financial impact of various items that have not yet occurred, are out of Pinnacle's control, or cannot be reasonably predicted. For the same reasons, Pinnacle’s management is unable to address the probable significance of the unavailable information. Forward-looking non-GAAP financial measures provided without the most directly comparable GAAP financial measures may vary materially from the corresponding GAAP financial measures.

Table 13 - Reconciliation of Non-GAAP Financial Measures
	Three Months Ended
(dollars in millions)	March 31, 2026	March 31, 2025
Adjusted non-interest revenue
Total non-interest revenue	$284	$97
Investment securities (gains) losses, net	(3)	13
Fair value adjustment on non-qualified deferred compensation	1	—
Adjusted non-interest revenue	$282	$110

Adjusted non-interest expense
Total non-interest expense	$952	$275
Valuation adjustment to Visa derivative	(1)	—
Merger-related expense	(275)	—
Fair value adjustment on non-qualified deferred compensation	1	—
Adjusted non-interest expense	$677	$275

Adjusted revenue (TE) and adjusted tangible efficiency ratio
Adjusted non-interest expense	$677	$275
Amortization of intangibles	(48)	(1)
Adjusted tangible non-interest expense	$629	$274

Net interest income	$933	$365
Taxable equivalent adjustment	14	13
Net interest income (TE)	$947	$378

Net interest income	$933	$365
Total non-interest revenue	284	97
Total revenue	$1,217	$462
Taxable equivalent adjustment	14	13
Total (TE) revenue	$1,231	$475
Investment securities (gains) losses, net	(3)	13
Fair value adjustment on non-qualified deferred compensation	1	—
Adjusted revenue (TE)	$1,229	$488
Efficiency ratio (TE)(1)	77.4%	58.0%
Adjusted tangible efficiency ratio(1)	51.3	56.2

Adjusted pre-provision net revenue
Net interest income	$933	$365
Total non-interest revenue	284	97
Total non-interest expense	(952)	(275)
Pre-provision net revenue (PPNR)	$265	$187

Adjusted revenue (TE)	$1,229	$488
Adjusted non-interest expense	(677)	(275)
Adjusted PPNR	$551	$212
(1) Amounts have been calculated using whole dollar values.

Table 13 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended
(dollar amounts in millions, except per share data, share count in thousands)	March 31, 2026	March 31, 2025
Adjusted net income available to common shareholders and adjusted diluted earnings per share
Net income available to common shareholders	$135	$136
Valuation adjustment to Visa derivative	1	—
Investment securities (gains) losses, net	(3)	13
Merger-related expense(1)	275	—
Tax effect of adjustments(2)	(45)	(3)
Adjusted net income available to common shareholders	$363	$146
Weighted average common shares outstanding, diluted	151,471	76,965
Net income per common share, diluted(3)	$0.89	$1.77
Adjusted net income per common share, diluted(3)	2.39	1.90
(1) A portion of this item was non-taxable.
(2) A blended tax rate of 16.4% was applied for 2026 which takes into consideration the deductibility and non-deductibility of certain merger-related expense items for tax purposes. For 2025 an assumed marginal tax rate of 25% was applied.

(3) Amounts have been calculated using whole dollar values.

Table 13 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended
(dollars in millions)	March 31, 2026	March 31, 2025
Adjusted return on average assets (annualized)
Net income	$150	$140
Valuation adjustment to Visa derivative	1	—
Investment securities (gains) losses, net	(3)	13
Merger-related expense(1)	275	—
Tax effect of adjustments(2)	(45)	(3)
Adjusted net income	$378	$150
Net income annualized(3)	606	569
Adjusted net income annualized(3)	1,531	607
Total average assets	$121,247	$52,526
Return on average assets (annualized)(3)	0.50%	1.08%
Adjusted return on average assets (annualized)(3)	1.26	1.16
(1) A portion of this item was non-taxable.
(2) A blended tax rate of 16.4% was applied for 2026 which takes into consideration the deductibility and non-deductibility of certain merger-related expense items for tax purposes. For 2025 an assumed marginal tax rate of 25% was applied.

(3) Amounts have been calculated using whole dollar values.

Table 13 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended
(dollars in millions)	March 31, 2026	March 31, 2025
Adjusted return on average common equity, return on average tangible common equity, and adjusted return on average tangible common equity (annualized)
Net income available to common shareholders	$135	$136
Valuation adjustment to Visa derivative	1	—
Investment securities (gains) losses, net	(3)	13
Merger-related expense(1)	275	—
Tax effect of adjustments(2)	(45)	(3)
Adjusted net income available to common shareholders	$363	$146

Adjusted net income available to common shareholders annualized(3)	$1,471	$591
Amortization of intangibles, annualized net of tax(2)(3)	147	4
Adjusted net income available to common shareholders excluding amortization of intangibles annualized(3)	$1,618	$595

Net income available to common shareholders annualized(3)	$546	$553
Amortization of intangibles, annualized net of tax(2)(3)	147	4
Net income available to common shareholders excluding amortization of intangibles annualized(3)	$693	$557

Total average Pinnacle Financial Partners. shareholders' equity less preferred stock	$13,805	$6,299
Average goodwill	(3,583)	(1,849)
Average other intangible assets, net	(1,079)	(21)
Total average Pinnacle Financial Partners tangible shareholders' equity less preferred stock	$9,144	$4,429
Return on average common equity (annualized)(3)	3.96%	8.80%
Adjusted return on average common equity (annualized)(3)	10.65	9.40
Return on average tangible common equity (annualized)(3)	7.58	12.61
Adjusted return on average tangible common equity (annualized)(3)	17.69	13.47
(1) A portion of this item was non-taxable.
(2) A blended tax rate of 16.4% was applied for 2026 which takes into consideration the deductibility and non-deductibility of certain merger-related expense items for tax purposes, with the exception of amortization of intangibles which applied an assumed 24% marginal rate. For 2025 an assumed marginal tax rate of 25% was applied.

(3) Amounts have been calculated using whole dollar values.

Table 13 - Reconciliation of Non-GAAP Financial Measures, continued

(dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2025
Tangible common equity ratio
Total assets	$122,766	$57,706	$54,254
Goodwill	(3,478)	(1,849)	(1,849)
Other intangible assets, net	(1,091)	(30)	(20)
Tangible assets	$118,196	$55,827	$52,385

Total Pinnacle Financial Partners shareholders' equity	$14,594	$7,044	$6,543
Goodwill	(3,478)	(1,849)	(1,849)
Other intangible assets, net	(1,091)	(30)	(20)
Preferred stock, no par value	(781)	(217)	(217)
Tangible common equity	$9,244	$4,948	$4,457
Total shareholders' equity to total assets ratio(1)	11.89%	12.21%	12.06%
Tangible common equity ratio(1)	7.82	8.86	8.51
(1) Amounts have been calculated using whole dollar values.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Report is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
On January 1, 2026, Pinnacle completed its previously announced merger with Synovus. During the first quarter 2026, management commenced an evaluation of the design and operating effectiveness of internal controls over financial reporting related to the combined entities. The evaluation of changes to processes, technology systems, and other components of internal control over financial reporting related to the Merger is ongoing.
Except for the changes made in connection with the Merger, there were no other changes to Pinnacle's internal control over financial reporting during the quarter ended March 31, 2026, that materially affected, or would be reasonably likely to materially affect, Pinnacle's internal control over financial reporting.
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Pinnacle's management, with the participation of Pinnacle's Chief Executive Officer and Chief Financial Officer, of the effectiveness of Pinnacle's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Pinnacle's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, Pinnacle's disclosure controls and procedures were effective.

PART II. – OTHER INFORMATION
ITEM 1. – LEGAL PROCEEDINGS
See "Part I - Item 1. Financial Statements and Supplementary Data - Note 11 - Commitments and Contingencies" of this Report.
ITEM 1A. – RISK FACTORS

The following risk factors update and supersede the risk factors previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2025 and reflect material changes in those risks as of March 31, 2026, including changes resulting from the completion of the Merger. These risk factors highlight the material risks that we face as of March 31, 2026 and, as applicable, that we currently face. The risks described below are not the only risks we face, and additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, results of operations, or the trading price of our securities.

In light of the Merger, we have presented the risk factors below in a consolidated manner to reflect the risks applicable to the combined company.

Summary Risk Factors

Our business is subject to a number of risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, capital position, liquidity, and prospects. These risks include, but are not limited to, the following:

Strategic and Merger-Related Risks
•We may not realize all of the anticipated benefits of our recent Merger and integrating the two companies’ operations may be more difficult, costly, disruptive, or time‑consuming than expected.
•Competition in the financial services industry may adversely affect our future earnings and growth.
•Our strategic initiatives, including growth, efficiency, technology, and expansion initiatives (including new lines of business, products and services) may not be successful and could increase expenses, divert management attention, or fail to achieve expected returns.
•We may pursue bank and non‑bank acquisitions, which could involve significant integration, execution, regulatory, and financial risks.
•The financial services market continues to undergo rapid technological changes, and if we are unable to stay current with those changes, we will not be able to compete effectively.
•Our ability to maintain our brand reputation is critical to the success of our business, and the failure to do so may materially adversely affect our performance.

Operational, Technology, and Cybersecurity Risks
•Failure to attract and retain employees, including as a result of the Merger, may adversely impact our ability to successfully execute our growth and efficiency strategies.
•We may not be able to successfully implement current or future information technology system enhancements and operational initiatives, which could adversely affect our business operations and profitability.
•We rely extensively on information technology systems, as well as other companies to provide key components of our business infrastructure, to operate our business, and an interruption in the Company's information systems or a breach of or compromise in security of the Company's information systems may disrupt our business operations, result in reputational harm, and have an adverse effect on our operations.
•We face significant cyber and data security risk that could result in the disclosure of confidential information, adversely affect our business or reputation, and expose us to significant liabilities.
•The increasing use of artificial intelligence and complex models introduces operational, legal, regulatory, reputational, and data integrity risks, including risks related to accuracy, bias, explainability, and compliance.

•Fraud remains an elevated risk, and increased fraud activity affecting our clients or systems could result in financial losses, reputational damage, and regulatory scrutiny.
•If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses, and our results of operations could be materially adversely affected.
•The fair values of our investments in private companies and venture capital funds are likely to fluctuate and the value that we ultimately realize on those investments may vary materially.
•As an issuer of credit and debit cards, we are exposed to losses in the event that holders of our cards experience fraud on their card accounts.
•Our independent sales organization relationships are complex and may expose us to losses.
•The costs and effects of litigation, investigations, or similar matters involving us or other financial institutions or counterparties, or related adverse facts and developments, could materially affect our business, operating results, and financial condition.
•Failure to attract and retain senior management, key employees, and experienced bankers, particularly following the Merger, could impair growth, customer relationships, and execution of our strategies.

Credit and Liquidity Risk
•Changes in interest rates may adversely affect our net interest income, net interest margin, accumulated other comprehensive income (AOCI), tangible book value, and overall financial performance.
•Changes in the cost and availability of funding, including deposit competition and capital market disruption, could impair our liquidity, increase funding costs, and adversely affect our capital resources.
•If Pinnacle Bank loses or is unable to grow and retain its deposits, it may be subject to liquidity risk and higher funding costs.
•Our concentration of credit exposure to borrowers in certain industries and our strategy to target small to medium-sized businesses may carry increased levels of credit risk.
•Our allowance for credit losses may not cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition, and results of operations.
•Changes in our asset quality could adversely affect our results of operations and financial condition.
•We could realize losses if we decide to sell non-performing assets and the proceeds we receive are lower than the carrying value of such assets.
•We may not be able to generate sufficient cash to service all of our debt and repay maturing debt obligations.
•We may be unable to pay dividends on our common stock and preferred stock.

Risks Related to BHG
•BHG’s results of operations represent a meaningful portion of our non‑interest income, and adverse events affecting BHG’s business, financial condition, regulatory environment, or ability to sell or retain loans could materially adversely affect our results.
•Changes in BHG’s funding model, credit performance, regulatory oversight, auction platform activity, or growth strategy could reduce its profitability and increase volatility in our earnings.
•Increased regulatory scrutiny of BHG, including due to our ownership interest, could raise compliance costs or limit its operations.

Compliance and Regulatory Risk
•The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings.
•The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our business, financial condition, or results of operations.
•We may become subject to supervisory actions and enhanced regulation that could have a material adverse effect on our business, reputation, operating flexibility, financial condition, and the value of our common stock and preferred stock.

•We may be required to conserve capital or undertake additional strategic initiatives to improve our capital position due to changes in economic conditions or changes in regulatory capital rules.

Market and Other General Risk
•Unstable economic conditions may have serious adverse consequences on our business, financial condition, and operations.
•Inflationary pressures and rising prices could negatively impact our business, our profitability, and our stock price.
•Negative developments affecting the banking industry, and resulting media coverage, have eroded client confidence in the banking system.
•There may be risks resulting from the extensive use of models in our business.
•Corporate responsibility risks could adversely affect our reputation and shareholder, employee, client, and third-party relationships and may negatively affect our stock price.
•Climate change and volatility could adversely affect our business and client activity levels and could damage our reputation.
•Our concentrated operations in the Southeastern U.S. make us vulnerable to local economic conditions, local weather catastrophes, public health issues, and other external events, which could adversely affect our results of operations and financial condition.

Strategic Risk

We may not realize all of the anticipated benefits of the Merger, and integrating the two companies may be more difficult, costly, or time-consuming than expected.

The anticipated benefits of the Merger, including expected cost savings, operating synergies, enhanced growth opportunities, and earnings accretion, are subject to significant risks and uncertainties. Our ability to realize these benefits will depend largely on how effectively we integrate the two companies. Integration is a complex, costly, and time‑consuming process that will require substantial management attention and resources. If we do not successfully integrate the two organizations, the expected benefits of the Merger may not be realized in full, may take longer than anticipated to realize, or may not be realized at all.

The integration process may disrupt ongoing operations, divert management and employee focus, and adversely affect our ability to maintain relationships with clients, depositors, business partners, and key employees. See "Part II - Item 1A - Risk Factors - Operational Risk - Failure to attract and retain employees, including as a result of the Merger, may adversely impact our ability to successfully execute our growth and efficiency strategies" in this Report for further information. In addition, differences in corporate cultures, business practices, internal controls, policies, systems, and operational approaches could create inefficiencies or inconsistencies that impair our ability to operate effectively as a combined company. The continued integration of technology platforms, data systems, and cybersecurity and information‑security controls in particular presents operational risks that could result in service disruptions, data integrity issues, or increased remediation costs if not executed effectively.

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

Many of these factors are outside our control and could result in increased costs, reduced revenues, decreased operational performance, and diversion of management attention. Even if integration is ultimately successful, the expected synergies, cost savings, growth opportunities, or earnings accretion may not be achieved within the anticipated time frame or at all. Failure to realize these benefits could negatively impact the price of our common stock, preferred stock, or the depositary shares related to our preferred stock, reduce or delay expected financial improvements from the Merger, or have a material adverse effect on our business, financial condition, and results of operations.

Competition in the financial services industry may adversely affect our future earnings and growth.

We operate in a highly competitive environment and our profitability and future growth depends on our ability to compete successfully based on such factors as pricing, convenience, product offerings, technology, accessibility, quality of service, and client relationships. We face pricing competition for loans, deposits, and payments services and, in order for us to compete for borrowers and depositors, we may be required to offer loans, deposits, and payment services on terms less favorable to us, including lower rates on our loans and higher rates on our deposits. Certain of our competitors are larger and have more resources than we do, enabling them to be more aggressive than we are in competing across the financial services landscape and investing in new products, technology, and services. In addition, the ability of non-bank competitors to provide services previously limited to commercial banks has intensified the competition we face. These non-bank competitors are not subject to the same extensive regulations that govern us and, therefore, may be able to operate with greater flexibility and lower cost structures. Non-bank competitors can also operate in areas or offer certain products that may be considered speculative or risky. This significant competition in making loans and attracting and retaining deposits as well as in providing other financial services such as payment services may impact our future earnings and growth.

Furthermore, the financial services industry could become even more competitive as a result of legislative, regulatory and technological changes, and continued consolidation.
•While we cannot predict the actions of state or federal legislatures or regulators, there is increasing likelihood that the bank regulatory landscape could shift due to legislation or regulatory action. Any material change to federal or state banking laws, regulations, or enforcement position could result in increased competition or make it more difficult for banks of our size to compete, either broadly or in specific parts of our business.
•Technology has lowered barriers to entry and made it possible for non-banks and smaller banks to offer products and services traditionally provided by larger banks. Competitors adopting new technologies or changes to client behaviors or expectations could require us to make significant expenditures to modify or make additions to our current products and services or could have an adverse impact to our future earnings and growth in the event that we are unable to adapt to these new technologies or changes in client behaviors.
•There has also been, and will likely continue to be, increasing consolidation among regional banks similar in size or larger than us, resulting in even larger banks being created. The resulting larger banks, as well as many other banks that are larger than us, may be able to achieve economies of scale due to their size and, as a result, may be able to operate more efficiently than us and also offer a broader range of products and services than we do, as well as better pricing for those products and services.

We may not realize the expected benefits from our strategic initiatives, including the Merger, and other operational and execution goals, either in whole or in part, which could negatively impact our future profitability.

In the current competitive banking environment, overall revenue growth must outpace operating costs, which requires the successful execution of both growth and efficiency initiatives. In addition, we must continue to implement strategies to grow our product and service offerings and keep pace with changing technologies and client expectations in order to realize continued earnings growth and to remain competitive with the other banks and non-bank financial services providers in the markets we serve. We are continuously implementing strategic initiatives to achieve growth, reduce expense, and unlock efficiencies. Our current initiatives include, but are not limited to, growing our middle market commercial banking, specialty lending, and corporate and investment banking divisions, implementing a more unified approach to wealth management, expanding our treasury and payment solutions, capital markets offerings, and third-party payments, and investing in the bank of the future through automation, artificial intelligence, digital applications, and analytics. While we have realized growth and efficiency gains as a result of current and past initiatives, there is no guarantee that these initiatives will be successful in supporting growth or achieving the expected level of future savings and revenue enhancements that we anticipate. Additionally, any new service and product offerings could compete directly with other Pinnacle Bank product and service offerings. Consequently, any realized revenue from such growth initiatives may correspond to decreased revenue from other Pinnacle Bank product and service offerings.

Furthermore, our strategic initiatives, including the Merger, may result in an increase in expense, take away from other opportunities that may have proved more successful, negatively impact operational effectiveness or impact employee morale. In particular, the integration process may require significant time and attention from our management that they would otherwise direct at servicing existing business and developing new business. Additionally, the integration process could result in the loss of key employees or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the Merger.

In addition, management expects to continue to make strategic investments in technology and talent that are expected to improve our client experience and support future growth which will require an increase in our expenditures. There can be no assurance that we will ultimately realize the anticipated benefits of these strategic initiatives, or that these strategic initiatives will positively impact our organization. These initiatives may fail to meet our own or our clients’ expectations and may fail to keep pace with bank and non-bank competition, and we may realize significant losses as a result.

Finally, changes to the bank regulatory landscape generally, but particularly with respect to digital product offerings and third-party service providers, could negatively impact and undermine the rationale behind several of our initiatives. Given the current presidential administration’s support for the growth and use of digital assets and blockchain technology and a more favorable regulatory approach to crypto assets, for example, we may not be able to provide the same or similar products and services for legal or regulatory reasons, which may be exacerbated by rapidly evolving and conflicting regulatory requirements, as well as increased compliance and other risks. Widespread adoption of digital assets and blockchain technology could adversely affect our ability to compete, including in connection with our competition for deposits, and as a result, our results of operations, financial condition, and liquidity.

The implementation of new lines of business, new products and services, and new technologies may subject us to additional risk.

We have launched or enhanced a number of lines of business, products and services, and technologies, including, among others, those related to equipment financing, our corporate and investment banking initiatives, treasury and payments solutions business, third-party payments, franchise financing, and specialty lending capabilities. An important part of our business strategy is to continue these efforts to implement new products, services, and technologies designed to better serve our clients and respond to digitization trends in banking. There are substantial risks and uncertainties associated with these efforts. Initial timetables for the introduction and development of new lines of business, new products or services, and/or new technologies may not be achieved, and price and profitability targets may not prove feasible. Additionally, such new products, services, and technologies often increase our reliance on third-party service providers. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business, a new product or service, and/or new technologies. Furthermore, any new line of business, new product or service, and/or new technology could require the establishment of new key controls and other controls and have a significant impact on our existing system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business, products, or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

We may pursue bank and non-bank acquisition opportunities as they arise. However, even if we identify attractive acquisition opportunities, we may not be able to complete such acquisitions on favorable terms or realize the anticipated benefits from such acquisitions.

While we continue to focus on organic growth opportunities, we have, in connection with the Merger, and may continue to pursue attractive bank or non-bank acquisition and consolidation opportunities that arise in our core markets and beyond. The number of financial institutions headquartered within our footprint and across the country continues to decline through merger and other consolidation activity. In the event that attractive acquisition opportunities arise, we would likely face competition for such acquisitions from other banking and financial companies, many of which have significantly greater resources and may have more attractive valuations. This competition could either prevent us from being able to complete attractive acquisition opportunities or increase prices for potential acquisitions which could reduce our potential returns and reduce the attractiveness of these opportunities. Furthermore, even if we are able to identify and complete acquisitions, the terms of such acquisitions may not be favorable to us, or we may fail to realize the anticipated benefits from such acquisitions. In addition, all acquisitions are subject to various regulatory approvals, and if we were unable (or there was a perception that we would be unable) to obtain such approvals for any reason, including due to any actual or perceived capital, liquidity, profitability, or regulatory compliance issues, it would impair our ability to consummate acquisitions. Any acquisition could also be dilutive to our earnings and shareholders’ equity per share of our common stock.

The financial services market continues to undergo rapid technological changes, and if we are unable to stay current with those changes, we will not be able to compete effectively.

The financial services market, including banking services, is continuing to undergo rapid changes with frequent introductions of new technology-driven products and services, primarily related to increased digitization of banking services and capabilities (including those related to or involving artificial intelligence, machine learning, blockchain, and other technologies) and increased demand for mobile banking solutions. Our future success will depend, in part, on our ability to keep pace with these technological changes and to use technology to satisfy and grow client demand for our products and services and to create additional efficiencies in our operations. Our substantial investments in digital banking solutions, technology, and information systems will increase our dependency on third-party service providers, and such investments may underperform expectations and could result in unexpected losses. Some of our competitors have substantially greater resources to invest in technological improvements and have invested more heavily than us, and will continue to be able to do so, in developing and adopting new technologies, which may put us at a competitive disadvantage. Some of these competitors consist of financial technology providers who are beginning to offer more traditional banking products and may either acquire a bank charter or obtain a bank-like charter, such as the Fintech charter provided by the OCC. We may not be able to effectively implement new technology-driven products and services, be successful in marketing these products and services to our clients, or keep pace with our competitors in this arena. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition, or results of operations may be adversely affected.

Our ability to maintain our brand reputation is critical to the success of our business, and the failure to do so may materially adversely affect our performance.

Brand risk, or the risk to earnings and capital from negative public opinion, is inherent in our business. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, and public scrutiny related to environmental, social and governance issues, and disclosure, sharing or inadequate protection of client information, and from actions taken by government regulators and community organizations in response to that conduct. Negative public opinion could also result from adverse news or publicity that impairs the reputation of the financial services industry generally. Following the Merger, our increased scale, geographic footprint, and visibility may heighten public and regulatory scrutiny of our actions. Negative public opinion could adversely affect our ability to keep and attract clients and expose us to adverse legal and regulatory consequences.

Our brand reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our brand. This is done, in part, by recruiting, hiring, and retaining and providing growth opportunities for employees who share our core values of being an integral part of the communities we serve, delivering superior service to our clients, caring about our clients and employees, and investing in our information technology and other systems. If our brand is negatively affected by the actions of our employees or otherwise, including as a result of operational, clerical, or record-keeping errors, or those resulting from faulty or disabled computer or telecommunications systems or a successful cyber-attack against us or other unauthorized release or loss of client information, our reputation, business, and our operating results may be materially adversely affected. Damage to our brand reputation could also negatively impact our credit ratings and impede our access to the capital markets.

Operational Risk

Failure to attract and retain employees, including as a result of the Merger, may adversely impact our ability to successfully execute our growth and efficiency strategies.

Our financial success depends upon our ability to attract and retain diverse, highly motivated, and well-qualified personnel that we rely on to execute all aspects of our business. In fact, much of our organic growth has been the result of our ability to attract experienced financial service professionals who have been able to attract customers from other financial institutions. An inability to retain these key personnel, including those acquired as a result of the Merger, or an inability to continue to attract experienced lenders with established books of business (including, in either case, as a result of competitive compensation and other hiring and retention pressures), at all or at the pace we have anticipated, could negatively impact our growth because of the loss of these individuals’ skills and client relationships and/or the potential difficulty of promptly replacing them. Moreover, if these advisors we hire are unable to cause their clients to move their relationships to us in the time periods that we are targeting or at all, or if we are unable to retain such business, our loan growth may be negatively affected, which could have a material adverse effect on our results of operations and financial condition. In addition, if we are required to pay higher costs to hire and retain these experienced individuals, our non-interest expense will increase and negatively impact our results of operations.

We face increasingly significant competition in the recruitment of qualified employees at all levels from financial institutions and others. Moreover, the banking industry continues to transform due to technological innovation, demand for workplace flexibility, and competition for talent from non-bank financial services providers, and our ability to recruit and retain qualified individuals that bring diverse perspectives and innovative thinking to our teams is both more difficult and more necessary. These trends, combined with labor shortages, have resulted in generally increased labor costs. Such trends may continue in the near term, which may result in further challenges in hiring and retaining employees throughout the organization. We must continually assess and manage how our talent needs change over time, and failure to meet such needs may have a negative impact on our ability to compete.

The success of the Merger will also depend, in part, on our ability to retain the talent and dedication of key employees. If we are unable to retain key employees, including members of management who are critical to the successful integration and future operations of the combined organization, we could experience disruption in our operations, loss of existing clients, or loss of key institutional knowledge, expertise, or know-how. Such turnover could also require the incurrence of unanticipated recruiting or retention costs.

The unexpected loss of services from one or more of our key personnel (which could be adversely impacted by the Merger), especially members of our senior management team, could have a material adverse impact on the business because we would lose their skills, knowledge of the market, and years of industry experience and may have difficulty promptly finding qualified replacement personnel. In addition, the unexpected loss or inability to hire or retain branch-level employees could have a material adverse impact on our ability to increase deposits, generate frontline revenue, and properly service our clients.

Furthermore, we have had a number of leadership changes over the last several years, including in connection with the Merger. Such changes can be inherently difficult to manage, and an inadequate transition may cause disruption to our business, including our relationships with our clients, suppliers, vendors, and employees. It may also make it more difficult for us to hire and retain key employees. In addition, any failure to ensure the effective transfer of knowledge and a smooth leadership transition could hinder our strategic planning, execution, and future performance.

We may not be able to successfully implement current or future information technology system enhancements and operational initiatives, which could adversely affect our business operations and profitability.

We continue to invest significant resources into our core information technology systems, including deepening and expanding our use of cloud-based applications, in order to provide functionality and security at an appropriate level, and to improve our operating efficiency and to streamline our client experience. These initiatives significantly increase the complexity of our relationships with third-party service providers, and such relationships may be difficult to unwind. We may not be able to successfully implement and integrate such system enhancements and initiatives, which could adversely impact our ability to comply with a number of legal and regulatory requirements, which could result in sanctions from regulatory authorities. In addition, these projects could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations. Failure to properly utilize system enhancements that are implemented in the future could result in impairment charges that adversely impact our financial condition and results of operations, could result in significant costs to remediate or replace the defective components, and could impact our ability to compete. In addition, we may incur significant training, licensing, maintenance, consulting, and amortization expense during and after implementation, and any such costs may continue for an extended period of time. As such, we cannot guarantee that the anticipated long-term benefits of these system enhancements and operational initiatives will be realized.

We rely extensively on information technology systems to operate our business, and an interruption in the Company's information systems or a breach of or compromise in security of the Company's information systems may disrupt our business operations, result in reputational harm, and have an adverse effect on our operations.

As a complex financial institution, we rely extensively on our information technology systems to operate our business (including those we maintain with our service providers and vendors), including to process, record, and monitor a large number of client transactions on a continuous basis. As client, public, and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, data processing systems, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. For example, there could be sudden increases in client transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber-attacks. While we have policies, procedures, and systems designed to prevent or limit the effect of possible failures, interruptions, or breaches in security of information systems and business continuity programs designed to provide services in the case of such events, there is no guarantee that these safeguards or programs will address all of the threats that continue to evolve.

We face significant cyber and data security risk that could result in the disclosure of confidential information, adversely affect our business or reputation, and expose us to significant liabilities.

As a complex financial institution, we are under continuous threat of loss due to cyber-attacks. This risk continues to increase, and attack methods continue to evolve in sophistication, velocity, and frequency and can occur from a variety of sources, such as foreign governments, hacktivists, or other well-financed entities, and may originate from less regulated and remote areas of the world. Furthermore, remote working environments for both Pinnacle and many of our clients have heightened these risks. We continually review the security of our IT systems and make the necessary investments to improve the resiliency of our systems and their security from attack. Nonetheless, there remains the risk that we may be materially harmed by a cyber-attack or information security breach. Further, there is no guarantee that our response to any cyber-attack or system interruption, breach, or failure will be effective to mitigate and remediate the issues resulting from such an event, including the costs, sanctions, fines, or penalties (which may not be covered by our insurance policies), negative publicity and reputational harm, release of sensitive and/or confidential information, diversion of the attention of management away from the operations of our business, increases in operating expenses, lost revenue, and litigation challenges that we may face as a result, any of which could have a material adverse effect on the Company's results of operations, financial condition, and cash flows.

Data privacy laws also continue to evolve, with states increasingly proposing or enacting legislation that relates to data privacy and data protection. We may be required to incur additional expense to comply with these evolving regulations and could face penalties for violating any of these regulations.
Two of the most significant cyber-attack risks that we face are e-fraud and loss of sensitive client data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from client or our accounts. Any loss of sensitive client data that results from attempts to breach our systems, such as account numbers and social security numbers, would present significant reputational, legal, and/or regulatory costs to us. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our clients. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we have been the subject of attempted hacking and cyber-attacks, and there can be no assurance that we will not suffer such significant losses in the future.

The occurrence of any cyber-attack or information security breach could result in material adverse consequences to us, including significant disruptions to our operations, damage to our reputation, disclosure obligations, the loss of clients and/or future business opportunities, violations of applicable data privacy laws, civil litigation, and possible financial liability, any of which could have a material adverse effect on our results of operations, financial condition, and cash flows. We also could face litigation and regulatory action. Litigation or regulatory actions in turn could lead to significant liability or other sanctions, including fines and penalties or reimbursement to clients adversely affected by a security breach. Even if we do not suffer any material adverse consequences as a result of events affecting us directly, successful attacks or systems failures at other large financial institutions could lead to a general loss of client confidence in financial institutions including us.

BHG’s results of operations are a meaningful portion of our results of operations, and adverse events affecting BHG or BHG’s business that negatively affect its operations, financial results or financial condition, including its ability to sell loans, including through the auction platform it has developed, or retain loans on its balance sheet could significantly impact our results.

Pinnacle Bank holds a 49% interest in BHG. Our share of BHG’s earnings made up a meaningful portion of our non-interest income in the first quarter of 2026, and as a result, a meaningful portion of our net income. While we have a significant stake in BHG, are entitled to designate two members of BHG’s five person board of managers, and in some instances have protective rights to block BHG from engaging in certain activities, the other managers and members of BHG may make most decisions regarding BHG’s and its subsidiaries’ operations without our consent or approval. This includes a decision to sell the company or the other owners’ interest in the company. Any sale of all or a portion of our interest in BHG would adversely affect our recurring non-interest income. In addition, any sale of all or a portion of the other members' interest in BHG, including in connection with a capital raising transaction, could affect our governance rights in BHG and adversely affect our recurring non-interest income. Moreover, there are certain limitations on our ability to sell our interest in BHG without first offering BHG and the other members a right of first refusal, other than transfers in connection with an acquisition of Pinnacle Bank, which may make it more difficult to sell all or a portion of our interest in BHG.

A significant portion of BHG’s revenue (and correspondingly our interest in any of BHG’s net profits) comes from the sale by BHG of loans whose origination is facilitated by BHG to community banks that BHG accounts for by applying gain-on-sale accounting. BHG, and its subsidiaries, also retain loans on their balance sheet and earn interest income on those loans. This practice requires more external funding of BHG’s business than the historical practice of routinely selling loans to other financial institutions and has increased BHG’s funding costs and operating expenses. It also increases BHG’s exposure to credit losses in its portfolio, which losses could materially and adversely impact BHG’s results of operations and Pinnacle Bank’s interest in BHG’s net profits. BHG’s decision whether to sell more loans through its auction platform or retain more loans on its balance sheet will impact BHG’s earnings and as a result its contribution to our recurring non-interest income. When BHG sells loans through its auction platform, it records a gain on the sale that results in the income from the transaction being recorded in the period when the sale is consummated. Conversely, when BHG decides to retain a loan on its balance sheet, the income from that loan is recognized over the life of the loan. BHG also records an accrual for estimated losses attributable to loan substitutions and prepayments for loans sold by BHG through its auction platform.

BHG adopted CECL effective October 1, 2023. This change required BHG to increase its allowance for credit losses, and increased the types and amounts of data BHG needs to collect and review to determine the appropriate level of its allowance for credit losses. In addition, this change may result in more volatility in the level of BHG’s allowance for credit losses. A further increase, to the extent material, in BHG’s allowance for credit losses or additional expenses incurred to determine the appropriate level of the allowance for credit losses, or in its reserve for loan substitutions and prepayments, could have a material adverse effect on BHG’s financial condition and results of operations, which would negatively impact our interest in BHG’s net profits, and, consequently, our non-interest income.

Future growth in contributions to our earnings from BHG and its subsidiaries will require that they continue to grow their business and increase the amount of loans that they are able to sell, if not retained on BHG’s or a subsidiary’s balance sheet. In the event that BHG’s growth slows over historical levels, its loan sales decrease (including but not limited to as a result of regulatory, or other restrictions or positions taken, including those that result in restrictions or limitations on banks that are the principal purchasers of those loans that BHG sells), the interest rates that BHG earns on its loans, or the spread between the rate BHG charges on loans it sells and the rates paid by banks who buy loans through the auction platform, decline or it experiences increased levels of credit losses or requests for substitutions on loans it previously sold, its results of operations, and our non-interest income would be adversely affected.

BHG operates in certain states without the need for a permit or any other license while in other states its activities necessitate licensure or a permit. In the event that BHG or its subsidiaries were required to register or become licensed in any state in which they operate, or regulations are adopted that seek to limit BHG’s or its subsidiaries’ ability to operate in any jurisdiction or that seek to limit the amounts of interest charged on loans that BHG sells into the auction platform or retains on its balance sheet, BHG’s results of operations (and Pinnacle Bank’s interest in BHG’s net profits, and, consequently, our non-interest income) could be materially and adversely affected. Moreover, as BHG becomes licensed in more states, its regulatory assessment increases.
Since our initial investment, BHG has expanded its operations to include the facilitation of commercial lending to other professional service firms and skilled professionals like attorneys, accountants, and others. BHG's business also involves certain other products and from time to time additional products may be added. These new product lines may involve more risk than BHG’s historical business and BHG’s loss rates may increase when compared to historical levels. Moreover, expansion of BHG's business into new lines of business and the expansion of the type of borrowers it markets its products to has increased and may in the future further increase the regulatory scrutiny BHG faces which has increased BHG’s compliance costs. Failure to realize the expected revenue increases and/or other projected benefits from, and any increased compliance costs and regulatory scrutiny in connection with, any expansion of products or services could have a negative impact on BHG’s business, which would negatively impact our interest in BHG’s net profits and, consequently, our non-interest income.

BHG’s business is also subject to increased scrutiny by bank regulatory agencies as a result of our investment. These regulatory agencies' oversight over BHG exceeds the level of oversight that these agencies may have over other companies with businesses similar to BHG's, that are not owned by an insured depository institution like Pinnacle Bank. This increased regulatory oversight could negatively impact BHG's business, results of operations and financial condition, which would negatively impact BHG's net profits and, consequently, our non-interest income. The FDIC has published guidance related to the operation of marketplace lenders and banks’ business relationships with such lenders and other third parties in which banks are required to exercise increased oversight and ongoing monitoring and other responsibility for such third parties’ compliance with applicable regulatory guidance and requirements. As a result, we are subject to enhanced responsibility for and risk related to BHG and our relationship with it. BHG’s compliance costs have increased since our investment and are likely to continue to increase and its non-interest expense and yields on loans it sells or retains on its balance sheet may be negatively impacted, which would negatively impact its results of operations and Pinnacle Bank’s interest in BHG’s net profits. If banks that are examined by the FDIC became restricted in their ability to purchase loans through BHG's auction platform, BHG’s business would be negatively impacted, which would negatively impact our interest in BHG’s net profits and, consequently, our non-interest income.

Because of our ownership of a portion of BHG, BHG is limited in the types of activities in which it may engage. Were BHG to desire to expand its operations into areas that are not permissible for an entity owned by a state member bank like Pinnacle Bank, it may need to do so through separate entities in which we do not have an ownership interest. Were these businesses to be more profitable than BHG’s core business or require BHG’s management’s attention in ways that are detrimental to BHG, our investment in BHG may be negatively impacted.

Fraud remains an elevated risk for us and for all banks, and as such, we may experience increased losses due to fraud.

Fraud continues to be a significant risk for us and for all banks. Card fraud and deposit fraud (check kiting, wire fraud, etc.) continue to be significant sources of fraud attempts and losses in our consumer banking business. Moreover, our commercial clients have experienced increased levels of financial fraud risk as well, often requiring our involvement and assistance because of our banking relationship with these clients. The methods used to perpetrate and combat fraud continue to evolve as technology changes and more tools for access to financial services emerge, such as real-time payments. In addition to cybersecurity risks, new techniques have made it easier for bad actors to obtain and use client personal information, mimic signatures, and otherwise create false documents that look genuine. Fraud schemes are broad and can include debit card/credit card fraud, check fraud, NSF fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, impersonation of our clients through the use of falsified or stolen credentials, employee fraud, information fraud, and other malfeasance. Criminals are turning to new sources, including AI, to steal personally identifiable information in order to impersonate our clients to commit fraud.

Our anti-fraud actions are both preventative (anticipating lines of attack, educating employees and clients, making operational changes) and responsive (remediating actual attacks). We have established policies, processes, and procedures to identify, measure, monitor, mitigate, report, and analyze these risks. We continue to invest in systems, resources, and controls to detect and prevent fraud. There are inherent limitations, however, to our risk management strategies, systems, and controls as they may exist, or develop in the future. We may not appropriately anticipate, monitor, or identify these risks. If our risk management framework proves ineffective, we could suffer unexpected losses, we may have to expend resources detecting and correcting the failure in our systems, and we may be subject to potential claims from third parties and government agencies. We may also suffer reputational damage. Any of these consequences could adversely affect our business, financial condition, or results of operations.

Our regulators require us to report fraud promptly, and regulators often advise banks of new schemes to enable the entire industry to adapt as quickly as possible. However, some level of fraud loss is unavoidable, and the risk of loss cannot be eliminated.

If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses, and our results of operations could be materially adversely affected.

Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing shareholder value. We have established processes and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which we are subject, including strategic, market, credit, liquidity, capital, cybersecurity, operational, regulatory compliance, litigation, and reputation. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. For example, the financial and credit crisis and resulting regulatory reform highlighted both the importance and some of the limitations of managing unanticipated risks. If our risk management framework proves ineffective, we could suffer unexpected losses, and our business and results of operations could be materially adversely affected.

The fair values of our investments in private companies and venture capital funds are likely to fluctuate and the value that we ultimately realize on those investments may vary materially.

From time to time, we and our affiliates, including Pinnacle Bank, make investments in private companies and venture capital funds. The fair value of these investments are reflected in our financial statements and are adjusted on a quarterly basis. Moreover, because valuations of private companies are inherently uncertain, may fluctuate over short periods of time, and may be based on estimates, our determinations of fair value for private companies may differ materially from the values that would have been used if a ready market for these securities existed. Therefore, fair value determinations may materially understate or overstate the value that we ultimately realize upon the sale of one or more investments. We cannot predict future realized or unrealized gains or losses, and any such gains or losses are likely to vary materially from period to period.

The development and use of artificial intelligence presents risks and challenges that may adversely impact our business.

We or our third-party (or fourth-party) vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

We rely on other companies to provide key components of our business infrastructure.

Third parties provide key components of our business operations such as our core technology infrastructure, cloud-based operations, data processing, recording and monitoring transactions, online banking interfaces and services, internet connections, and network access. We have selected these third-party vendors carefully and have conducted the due diligence consistent with regulatory guidance and best practices. While we have ongoing programs to review third-party vendors and assess risk, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, issues at a third-party vendor of a vendor, failure of a vendor to handle current or higher volumes, cyberattacks and security breaches at a vendor, failure of a vendor to provide services for any reason, or poor performance of services, could adversely affect our ability to deliver products and services to our clients and otherwise conduct our business. Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor's ability to serve us. Furthermore, our vendors could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations. Our digital services growth initiatives, core technology upgrades, development and use of artificial intelligence, and digital asset initiatives constitute specific increases in third-party risk as such initiatives are distinctly dependent on the performance of our third-party partners.

As an issuer of credit and debit cards, we are exposed to losses in the event that holders of our cards experience fraud on their card accounts.

Our clients regularly use Pinnacle-issued credit and debit cards to pay for transactions with retailers and other businesses. There is the risk of data security breaches at these retailers and other businesses that could result in the misappropriation of our clients’ credit and debit card information. We also may nonetheless suffer losses associated with reimbursing our clients for fraudulent transactions on clients’ card accounts, as well as for other costs related to data security compromise events, such as replacing cards associated with compromised card accounts. In addition, we provide card transaction processing services to some merchant clients under agreements we have with payment networks such as Visa and MasterCard. Under these agreements, we may be responsible for certain losses and penalties if one of our merchant clients suffers a data security breach.

Our independent sales organization relationships are complex and may expose us to losses.

We maintain relationships with a number of ISOs, which generally act as intermediaries for third-party companies that want to develop the capacity to accept payment cards. ISO activities include, among other things, acquiring and issuing functions, soliciting merchants and other clients, soliciting cardholders, underwriting and monitoring, arranging for terminal leases or purchases, account and transaction processing, and client service. We face risks related to our oversight and supervision of the ISO program (including compliance and reputational monitoring) as well as to the reputation and financial viability of the ISOs with which we do business. Any failure by us to appropriately oversee and supervise our ISO program could damage our reputation, result in regulatory or compliance issues, result in third-party litigation, and cause financial losses to us. Further, our ISO program is highly dependent upon the activities and financial viability of our ISO counterparties, and any negative developments at the ISOs may present financial losses and other risk to us.

The costs and effects of litigation, investigations, or similar matters involving us or other financial institutions or counterparties, or related adverse facts and developments, could materially affect our business, operating results, and financial condition.

We may be involved from time to time in a variety of litigation, investigations, inquiries, or similar matters arising out of our business, including those described in “Part II - Item 1. Legal Proceedings” and "Part I - Item 1. Financial Information - Note 7. Commitments and Contingencies" of this Report. BHG, like us, is also subject to certain litigation in the ordinary course of its business. As we have aggressively hired new revenue producing team members, we, and the team members we have hired, have also periodically been the subject of litigation and threatened litigation with these team members’ former employers. We may also be subject to claims related to our loan servicing programs, particularly those involving servicing of commercial real estate loans. These and other claims and legal actions, as well as supervisory and enforcement actions by our and BHG's regulators, including those with oversight of our loan servicing programs, could involve large monetary claims against us or BHG, as well as capital directives, agreements with federal regulators, cease and desist penalties and orders and significant defense costs. The outcome of any such cases or actions is uncertain. Substantial legal liability or significant regulatory action against us or BHG could have material adverse financial effects on our financial condition or results of operations or cause significant reputational harm to us or BHG, which in turn could seriously harm our or BHG’s business prospects. Furthermore, litigation against banks tends to increase during economic instability and periods of credit deterioration which may occur or worsen as a result of the current economic uncertainty.

We manage these risks through internal controls, employee training, insurance, litigation management, our compliance and ethics processes, and other means. However, the commencement, outcome, and magnitude of litigation cannot be predicted or controlled with any certainty. We establish reserves for legal claims when payments associated with the claims become probable, and the losses can be reasonably estimated. We may still incur legal costs for a matter even if we have not established a reserve. In addition, the actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. For those legal matters where the amounts associated with the claims are not probable, and the costs cannot be reasonably estimated, Pinnacle estimates a range of reasonably possible losses. As of March 31, 2026, Pinnacle’s management estimated the aggregate range of reasonably possible losses resulting from our outstanding litigation, including, without limitation, the matters described in this Report, was from zero to $30 million in excess of the amounts accrued, if any, related to those matters. This estimated aggregate range was based upon information available to us at March 31, 2026, and the actual losses could prove to be higher. As there are further developments in these legal matters, we will reassess these matters, and the estimated range of reasonably possible losses may change as a result of this assessment. In addition, in the future, we may need to record additional litigation reserves with respect to these matters. Further, regardless of how these matters proceed, it could significantly harm our reputation and divert our management's attention and other resources away from our business.

Our insurance or BHG’s insurance, as applicable, may not cover all claims that may be asserted, and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, or that of BHG, they could have a material adverse effect on our business, financial condition, and results of operations. In addition, premiums for insurance covering the financial and banking sectors are rising. We or BHG may not be able to obtain appropriate types or levels of insurance in the future, nor may we or BHG be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all.

Credit and Liquidity Risk

Changes in interest rates may have an adverse effect on our financial performance and balance sheet, including our net interest income, AOCI, and tangible book value.

Net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense that we pay on interest-bearing liabilities, is a major component of our income and our primary source of revenue from our operations. Narrowing of interest rate spreads could adversely affect our earnings and financial condition. We cannot control or predict changes in interest rates with certainty. Regional and local economic conditions, competitive pressures, and the policies of regulatory authorities, including monetary policies of the FRB, affect interest income and interest expense.

Throughout 2022 and 2023, in response to growing signs of inflation, the FRB increased interest rates rapidly and made a number of adjustments to monetary policy and liquidity, including quantitative tightening and other balance sheet actions. Rising interest rates can have a negative impact on our business by reducing the amount of money our clients borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates. In addition, as interest rates rise, we may have to offer more attractive interest rates to depositors to compete for deposits, or pursue other, more costly sources of liquidity, such as wholesale funds. Rising interest rates may result in unrealized losses on our securities portfolio and certain hedge instruments, which may also adversely impact our accumulated other comprehensive income, our tangible book value, our perceived risk profile, and our stock valuation.

On the other hand, decreasing interest rates reduce our yield on our variable rate loans and on our new loans, which reduces our net interest income. In addition, lower interest rates may reduce our realized yields on investment securities, which would reduce our net interest income and cause downward pressure on net interest margin in future periods. A significant reduction in our net interest income could have a material adverse impact on our capital, financial condition, and results of operations.

We are currently operating in an environment in which the Federal Reserve has shifted toward reducing interest rates, although modestly, with six cuts implemented in 2024 and 2025, and no additional cuts through March 31, 2026. However, the inflationary outlook remains uncertain and if the Federal Reserve were to reverse course and rapidly increase the target federal funds rate, the increase in rates could continue to constrain our interest rate spread and may adversely affect our business forecasts. On the other hand, further rapid decreases in interest rates, may result in a change in the mix of non-interest and interest-bearing accounts. New appointments to the Board of Governors at the Federal Reserve could result in a change in monetary policy and interest rates. We are unable to predict changes in interest rates, which are affected by factors beyond our control, including inflation, deflation, recession, unemployment, money supply, the impact of tariff and trade policies, increased levels of government debt, and other changes in financial markets.

We have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates and actively manage these risks through hedging and other risk mitigation strategies. However, if our assumptions are wrong or overall economic conditions are significantly different than anticipated, our risk mitigation techniques may be ineffective or costly.

Changes in the cost and availability of funding due to changes in the deposit market and credit market may adversely affect our capital resources, liquidity, and financial results.

In managing our consolidated balance sheets, we depend on access to a variety of sources of funding to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our clients. In addition to core deposits, sources of funding available to us and upon which we rely as regular components of our liquidity and funding management strategy include borrowings from the FHLB and brokered deposits. In general, the amount, type, and cost of our funding, including from other financial institutions, the capital markets, and deposits, directly impacts our costs of operating our business and growing our assets and can therefore positively or negatively affect our financial results. A number of factors could make funding more difficult, more expensive, or unavailable on any terms, including, but not limited to, a downgrade in our credit ratings, financial results, changes within our organization, specific events that adversely impact our reputation, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, recently proposed changes to the FHLB system, changes affecting our assets, the corporate and regulatory structure, interest rate fluctuations, general economic conditions, and the legal, regulatory, accounting, and tax environments governing our funding transactions. Also, we compete for funding with other banks and similar companies, many of which are substantially larger, and have more capital and other resources.

In addition to bank level liquidity management, we must manage liquidity at the Parent Company for various needs including potential capital infusions into subsidiaries, the servicing of debt, the payment of dividends on our common stock and preferred stock, and share repurchases. The primary source of liquidity for us consists of dividends from Pinnacle Bank, which are governed by certain rules and regulations of our supervising agencies. Pinnacle’s ability to receive dividends from Pinnacle Bank in future periods will depend on a number of factors, including, without limitation, Pinnacle Bank's future profits, asset quality, liquidity, and overall condition. In addition, TDFI rules and related statutes contain additional restrictions on payments of dividends by Pinnacle Bank. In particular, the Tennessee Banking Act contains restrictions on the ability of a Tennessee bank to pay dividends other than from retained earnings and under other circumstances without the approval of the TDFI. As a result of these restrictions, Pinnacle Bank may be required to seek approval from the TDFI to pay dividends. If Pinnacle does not receive dividends from Pinnacle Bank when needed, its liquidity could be adversely affected, and it may not be able to continue to execute its current capital plan to return capital to its shareholders. In addition to dividends from Pinnacle Bank, we have historically had access to a number of alternative sources of liquidity, including the capital markets, but there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all. If our access to these traditional and alternative sources of liquidity is diminished or only available on unfavorable terms, then our overall liquidity and financial condition will be adversely affected.

If Pinnacle Bank loses or is unable to grow and retain its deposits, it may be subject to liquidity risk and higher funding costs.

The total amount that we pay for funding costs is dependent, in part, on Pinnacle Bank’s ability to grow and retain its deposits. If Pinnacle Bank is unable to sufficiently grow and retain its deposits at competitive rates to meet liquidity needs, it may be subject to paying higher funding costs to meet these liquidity needs.

Pinnacle Bank competes with banks and other financial services companies for deposits. As a result of monetary policy and the broader market for interest rates and funding, we may be required to raise rates on our deposits to keep pace with our competition. Moreover, Pinnacle Bank’s funding costs may increase further in the near term. If Pinnacle Bank were to lose deposits, it must rely on more expensive sources of funding. This could result in a failure to maintain adequate liquidity and higher funding costs, reducing our net interest margin and net interest income. In addition, our access to deposits may be affected by the liquidity needs of our depositors. In particular, a substantial majority of our liabilities at March 31, 2026 were checking accounts and other liquid deposits, which are payable on demand or upon several days' notice, while by comparison, a substantial majority of our assets were loans, which cannot be called or sold within the same time frame. Moreover, our clients could withdraw their deposits in favor of alternative investments. While we have historically been able to replace maturing deposits and advances as necessary, we may not be able to replace these funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason.

Our concentration of credit exposure to borrowers in certain industries and our strategy to target small to medium-sized businesses may carry increased levels of credit risk.

We have meaningful credit exposures to borrowers in certain businesses, including commercial and residential building lessors, developers of multifamily residential real estate projects, new home builders and music publishers. If the uneven economic environment in our markets currently being experienced extends into 2026 or beyond, or worsens, our exposure to these industries or other concentrations could result in increased deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause our results of operations and financial condition to be negatively impacted. Furthermore, any of our large credit exposures that deteriorate unexpectedly could cause us to have to make significant additional credit loss provisions, negatively impacting our results of operations and financial condition.

A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in our market areas. As a result, a relatively high percentage of our loan portfolio consists of commercial loans primarily to small to medium-sized businesses. At March 31, 2026, our commercial and industrial loans accounted for approximately 40.1% of our total loans. Additionally, approximately 16.5% of our loans at March 31, 2026 are owner-occupied commercial real estate loans, which are loans to businesses secured by the businesses’ real estate. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns or instability, or other operational challenges like those resulting from supply chain disruption, severe weather events, international trade disputes and retaliatory tariffs, labor shortages or inflationary pressures on their costs, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small or medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have an adverse impact on the business and its ability to repay its obligations to us. If general economic conditions negatively impact the markets in which we operate and small to medium-sized businesses are adversely affected or our borrowers are otherwise harmed by adverse business developments, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.

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

Weakness in residential real estate market prices as well as demand could result in price reductions in home and land values adversely affecting the value of collateral securing some of the construction and development loans that we hold. Muted demand for new residential mortgage loans as we experienced in recent years, whether the result of higher mortgage interest rates, inflationary pressures on building costs, depressed inventory levels or other factors, could also continue to cause reduced demand for mortgage loans, which would reduce our net interest income and non-interest income levels associated with these types of loans. If economic and real estate market conditions deteriorate in our markets, we may experience increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increases in provision for credit losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of loans, all of which would negatively impact our financial condition and results of operations.

We make loans to portfolio companies of private equity firms and other loans that qualify as highly leveraged transactions. In certain instances, including during challenging or uneven economic environments, these loans may deteriorate and that deterioration may occur quickly. If the private equity sponsor is unwilling or unable to provide necessary support, we may suffer losses on these loans that could materially and adversely affect our results of operations.

Our allowance for credit losses may not cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition, and results of operations.

We derive the most significant portion of our revenue from our lending activities. When we lend money, commit to lend money, or enter into a letter of credit or other contract with a counterparty, we incur credit risk, which is the risk of losses if our borrowers do not repay their loans, or our counterparties fail to perform according to the terms of their contracts. We estimate and maintain an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense, representing management's best estimate of the life of loan credit losses within the existing portfolio of loans and related unfunded commitments, as described under "Part I - Item 1. Financial Statements - Note 1. Basis of Presentation and Accounting Policies" and "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Allowance for Credit Losses" in this Report. The allowance, in the judgment of management, is established to reserve for estimated credit losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires the use of both qualitative and quantitative information, including estimates, assumptions, and quantitative modeling techniques, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of non-accrual loans, changes in assumptions regarding a borrower's ability to pay, changes in collateral values, and other factors, both within and outside of our control, may cause the allowance for credit losses to become inadequate and require an increase in the provision for credit losses.

Various regulatory agencies, as an integral part of their examination procedures, periodically review the allowance as well as the supporting methods and processes. Based on their judgments about information available to them at the time of their examination, such agencies may require us to recognize additions to the allowance or additional loan charge-offs. An increase in the allowance for credit losses would result in a decrease in net income and capital and could have a material adverse effect on our capital, financial condition and results of operations.

Changes in our asset quality could adversely affect our results of operations and financial condition.

Asset quality measures the performance of a borrower in repaying a loan, with interest, on time. While we believe that we manage asset quality through prudent underwriting practices and collection operations, it is possible that our asset quality could deteriorate, depending upon economic conditions and other factors. Our asset quality generally remains strong, but further economic disruption could negatively impact asset quality in future periods, particularly as to those borrowers in certain adversely and disproportionately impacted industries.

We could realize losses if we decide to sell non-performing assets and the proceeds we receive are lower than the carrying value of such assets.

Distressed asset sales have been a component of our strategy to further strengthen the consolidated balance sheets, improve asset quality, and enhance earnings. We could realize future losses if the proceeds we receive upon dispositions of non-performing assets are lower than the recorded carrying value of such assets, which could adversely affect our results of operations in future periods. Accordingly, we could realize an increased level of credit costs in any period during which we decide to sell an increased level of distressed assets. Further, if market conditions deteriorate, this could negatively impact our ability to dispose of distressed assets and may result in higher credit losses on sales of distressed assets.

We may not be able to generate sufficient cash to service all of our debt and repay maturing debt obligations.

As of March 31, 2026, we and our consolidated subsidiaries had $[___] billion of long-term debt outstanding. Our ability to make scheduled payments of principal and interest or to satisfy our obligations in respect of our debt, to refinance our debt, or to fund capital expenditures will depend on our future financial and operating performance and our ability to maintain adequate liquidity. Prevailing economic conditions (including interest rates) and regulatory constraints, including, among other things, distributions to us from our subsidiaries and required capital levels with respect to our subsidiary bank and financial subsidiaries, business, and other factors, many of which are beyond our control, may also affect our ability to meet these needs. We may not be able to generate sufficient cash flows from operations or obtain future borrowings in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on maturity, and we may not be able to refinance any of our debt when needed on commercially reasonable terms or at all. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to reduce or delay investments in our business, sell assets, seek to obtain additional equity or debt financing, or restructure our debt on terms that may not be favorable to us.

We may be unable to pay dividends on our common stock and preferred stock.

Holders of our common stock and preferred stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically paid a quarterly cash dividend to the holders of our common stock and preferred stock, we are not legally required to do so. Further, the Federal Reserve could decide at any time that paying any dividends on our common stock or preferred stock could be an unsafe or unsound banking practice. The reduction or elimination of dividends paid on our common stock or preferred stock could adversely affect the market price of our common stock or preferred stock, as applicable. In addition, if we fail to pay dividends on our preferred stock for six quarters, whether or not consecutive, the holders of such preferred stock shall be entitled to certain rights to elect two directors to our Board of Directors.

For a discussion of current regulatory limits on our ability to pay dividends, see "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Dividends" and “Part II - Item 1A - Risk Factors - Compliance and Regulatory Risk - We may become subject to supervisory actions and enhanced regulation that could have a material adverse effect on our business, reputation, operating flexibility, financial condition, and the value of our common stock and preferred stock” in this Report for further information.

Compliance and Regulatory Risk

The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings.

The Federal Reserve Board regulates the supply of money and credit in the U.S. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect our net interest margin. They can also materially decrease the value of financial assets we hold. Federal Reserve policies may also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans, or could adversely create asset bubbles which result from prolonged periods of accommodative policy. This, in turn, may result in volatile markets and rapidly declining collateral values. The monetary policies of the Federal Reserve and other governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the national and international economies and in the money markets, as well as the result of actions by monetary and fiscal authorities, all of which are beyond our control, it is not possible to predict with certainty future changes in interest rates, deposit levels, loan demand, or the business and results of operations of Pinnacle and Pinnacle Bank, or whether changing economic conditions will have a positive or negative effect on operations and earnings. Also, potential new taxes or increased taxes on corporations generally, or on financial institutions specifically, could adversely affect our net income.

The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a significant adverse effect on our business, financial condition, or results of operations.

The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, clients, federal deposit insurance funds, and the banking system as a whole, not for the protection of our shareholders and creditors. We and Pinnacle Bank are subject to regulation and supervision by the Federal Reserve, the TDFI, GA DBF, and the CFPB, among others. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts, and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves Pinnacle Bank must hold against deposits it takes, the types of deposits Pinnacle Bank may accept and the rates it may pay on such deposits, maintenance of adequate capital and liquidity, changes in the control of the Company and Pinnacle Bank, restrictions on dividends, and establishment of new offices by Pinnacle Bank. We incur significant, recurring costs to comply with all applicable regulations, and there is no guarantee that our compliance programs will ensure compliance with all applicable regulations. We must obtain approval from our regulators before engaging in certain activities, and there can be no assurance that any regulatory approvals we may require will be obtained, either in a timely manner or at all. In addition, new technologies or adverse developments in the financial services industry could make regulatory compliance more challenging. Remaining compliant and receiving regulatory approvals is dependent on our ability to improve and develop our technological capabilities. Our regulators also have the ability to compel us to, or restrict us from, taking certain actions entirely, such as actions that our regulators deem to constitute an unsafe or unsound banking practice. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties, or damage to our reputation, all of which could have a material adverse effect on our business, financial condition, or results of operations.

We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations. These changes may result in increased costs of doing business and decreased revenue and net income, may reduce our ability to effectively compete to attract and retain clients, or make it less attractive for us to continue providing certain products and services. Regulatory bodies such as the CFPB and FDIC could take a more aggressive enforcement stance and increase their focus and scrutiny on all consumer facing financial institutions. Any future changes in federal and state law and regulations, as well as the interpretations and implementations of such laws and regulations and enforcement practices, could affect us in substantial and unpredictable ways, including those listed above, impact the regulatory structure under which we operate, significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and modify our business strategy, limit our ability to pursue business opportunities in an efficient manner, or other ways that could have a material adverse effect on our business, financial condition, or results of operations.

We may become subject to supervisory actions and enhanced regulation that could have a material adverse effect on our business, reputation, operating flexibility, financial condition, and the value of our common stock and preferred stock.

Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, state banking regulators, the Federal Reserve, and separately the FDIC as the insurer of bank deposits, each has the authority to compel or restrict certain actions on our part if any of them determine that we have insufficient capital or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. In addition to examinations for safety and soundness, we and our subsidiaries also are subject to continuous examination by state and federal banking regulators, including the CFPB, for compliance with various laws and regulations, as well as consumer compliance initiatives. As a result of this regulatory oversight and examination process, our regulators may require us to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements, and consent or cease and desist orders, pursuant to which we could be required to take identified corrective actions to address cited concerns, or to refrain from taking certain actions.

If we become subject to and are unable to comply with the terms of any future regulatory actions or directives, supervisory agreements, or orders, then we could become subject to additional, heightened supervisory actions and orders, possibly including consent orders, prompt corrective action restrictions, and/or other regulatory actions, including prohibitions on the payment of dividends on our common stock and our preferred stock. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, discontinue our share repurchase program, dispose of certain assets and liabilities within a prescribed period of time, or all of the above. The terms of any such supervisory action could have a material negative effect on our business, reputation, operating flexibility, financial condition, and the value of our common stock.

Further, bank failures, such as those that occurred in 2023, have and may in the future diminish public confidence in small and regional banks' abilities to safeguard deposits in excess of federally insured limits, which could prompt clients to maintain their deposits with larger financial institutions. Concerns over rapid, large-scale deposit movement have and could in the future heighten regulatory scrutiny surrounding liquidity and increase competition for deposits and the resulting cost of funding, which could create pressure on net interest margin and results of operations. In addition, bank failures have and could in the future prompt the FDIC to increase deposit insurance costs. Increases in funding, deposit insurance, or other costs as a result of these types of events have and could in the future materially adversely affect our financial condition and results of operations. Further, the disruption following these types of events have and could in the future generate significant market trading volatility among publicly traded bank holding companies and, in particular, regional banks like Pinnacle.

We may be required to conserve capital or undertake additional strategic initiatives to improve our capital position due to changes in economic conditions or changes in regulatory capital rules.

We and Pinnacle Bank are required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the Federal Reserve may determine that a banking organization, based on its size, complexity, or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Moreover, federal bank regulators have issued a series of guidance and rulemakings applicable to large banks. While many of these do not currently apply to us due to our asset size, these issuances could impact industry capital standards and practices in many potentially unforeseeable ways. While we currently exceed all minimum regulatory capital requirements, we are considered well-capitalized under applicable rules and believe that we maintain an appropriate capital plan, there is no guarantee that we will not need to increase our capital levels in the future.

We actively monitor economic conditions, evolving industry capital standards, and changes in regulatory standards and requirements, and engage in regular discussions with our regulators regarding capital at both Pinnacle and Pinnacle Bank. As part of our ongoing management of capital, we identify, consider, and pursue additional strategic initiatives to bolster our capital position as deemed necessary, including strategies that may be required to meet regulatory capital requirements. This includes the evaluation of share repurchase programs and dividends. The need to maintain more capital and greater liquidity than may have previously been warranted or intended could limit our business activities, including lending, and our ability to expand, either organically or through future acquisitions, and invest in technology and other growth strategies. It could also result in our taking steps to increase our capital that may be dilutive to shareholders or limit our ability to pay dividends or otherwise return capital to shareholders.

Market and Other General Risk

Unstable economic conditions may have serious adverse consequences on our business, financial condition, and operations.

We are operating in an uncertain economic environment. Global trade tensions, AI impacts, and inflation risks continue to affect the global economic environment. The 2025 government shutdown has negatively impacted U.S. economic growth, and the suspension of government data collection and publication left policymakers without access to the latest data on employment, inflation, and economic growth, increasing the risk that a wrong decision will be made. An unpredictable or volatile political environment in the U.S. could negatively impact business and market conditions, economic growth, financial stability, and business, consumer, investor, and regulatory sentiments, any one or more of which could have a material adverse impact on our financial condition and results of operations. Credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, persistently elevated rates of inflation, and uncertainty about economic stability. With newly enacted and/or proposed domestic economic policies, we may experience additional volatility, including changes as a result of the level of government spending. While our management team continually monitors market conditions and economic factors throughout our footprint, we are unable to predict the duration or severity of such conditions or factors. If conditions were to worsen nationally, regionally, or locally, we could experience a sharp increase in our total net charge-offs and could also be required to significantly increase our allowance for credit losses. Economic instability could also result in decreased demand for loans and our other products and services. An increase in our non-performing assets and related increases in our provision for credit losses, coupled with a potential decrease in the demand for loans and other products and services, could negatively affect our business and could have a material adverse effect on our capital, financial condition, results of operations, and future growth. Our clients may also be adversely impacted by changes in regulatory, trade (including tariffs), and tax policies and laws, all of which could cause inflation or reduce demand for loans and adversely impact our borrowers' ability to repay our loans.

In addition, the financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict and geopolitical tensions, which is increasing volatility in commodity and energy prices, creating supply chain issues, and causing instability in financial markets, any of which could adversely affect our borrowers, deposit base, liquidity, capital, and results of operations. Sanctions imposed by the U.S. and other countries in response to such conflicts and the strained relationship between the U.S. and China, among others, could further adversely impact the stability of financial markets. The specific consequences on our business of the conflicts and strained relations are difficult to predict at this time, but in addition to inflationary pressures affecting our operations and those of our clients and borrowers, we may also experience an increase in cyber-attacks against us, our clients and borrowers, service providers, and other third parties.

There can be no assurance that further deterioration in markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn or recession, volatile business environment, hostile third-party action, or continued unpredictable and unstable market conditions. The effects of any economic downturn or recession could continue for many years after the downturn or recession is considered to have ended.

Inflationary pressures and rising prices could negatively impact our business, our profitability, and our stock price.

Although inflation has significantly declined since the historic high levels of 2022, inflation rates remained above the Federal Reserve Board's target rate in 2025. The inflationary outlook in the U.S. points to the probability of continued, somewhat elevated inflation with continued uncertainty around the impact of the U.S. trade and immigration policies. Further reductions in interest rates by the Federal Reserve Board could exacerbate inflationary pressures. Inflation has led to increased costs for our customers, making it more difficult for them to repay their loans or other obligations and increasing our credit risk, and the general economic impact of inflation persists and is expected to continue in 2026. Prolonged periods of inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for our products and services. Additionally, persistent or rising inflation may lead to a decrease in consumer and client purchasing power and negatively affect the need or demand for our products and services. If elevated inflation continues or the Federal Reserve reverses monetary policy and raises interest rates, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our appetite for new credit extensions. These inflationary pressures could result in missed earnings and budgetary projections causing our stock price to suffer.

Negative developments affecting the banking industry, and resulting media coverage, have eroded client confidence in the banking system.

Any future bank failures like those experienced in 2023 or similar events may negatively impact client confidence in the safety and soundness of regional banks and may generate market volatility among publicly traded bank holding companies and, in particular, regional banks like Pinnacle. As a result, some clients have chosen, and may continue to choose, to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company's liquidity, loan funding capacity, net interest margin, capital, and results of operations. While the Treasury, the Federal Reserve, and the FDIC have historically taken action to ensure that depositors of failed banks had access to their deposits, including uninsured deposit accounts, there is no guarantee that regional bank failures or bank runs will not occur in the future and, if they were to occur, they may have a material adverse impact on client and investor confidence in regional banks, negatively impacting Pinnacle’s liquidity, capital, results of operations, and stock price.

There may be risks resulting from the extensive use of models in our business.

Pinnacle relies on quantitative models to measure risks, estimate certain financial values, and inform certain business decisions. Models may be used in such processes as determining the pricing of various products, grading and underwriting loans, measuring interest rate and other market risks, predicting or estimating losses, assessing capital adequacy, developing strategic initiatives, calculating regulatory capital levels, and estimating the value of financial instruments and balance sheet items.

Models generally predict or infer certain financial outcomes, leveraging historical data and assumptions as to the future, often with respect to macroeconomic conditions. Development and implementation of some of these models requires us to make difficult, subjective, and complex judgments. Poorly designed, implemented, or incorrectly used models present the risk that certain Pinnacle business decisions may be adversely affected by inappropriate model output. In addition, information we provide to the public or to our regulators based on poorly designed, implemented, or incorrectly used models could be misleading or inaccurate. Certain decisions that the regulators make, including those related to dividends to Pinnacle’s shareholders, could be adversely affected due to the perception of insufficient model quality or incorrect model use.

Corporate responsibility risks could adversely affect our reputation and shareholder, employee, client, and third-party relationships and may negatively affect our stock price.

Our business faces public scrutiny related to corporate responsibility activities. We risk damage to our brand and reputation if we fail to act responsibly or are perceived to act too aggressively in a number of areas, such as diversity, equity and inclusion, human capital management, environmental stewardship (including with respect to climate change), corporate governance, investment in our local communities, and transparency.

Furthermore, as a result of our diverse base of clients and business partners, we may face potential negative publicity based on the identity of our clients or business partners and the public’s (or certain segments of the public’s) view of those entities. Such publicity may arise from traditional media sources or from social media and may increase rapidly in size and scope. If our client or business partner relationships were to become intertwined in such negative publicity, our ability to attract and retain clients, business partners, and employees may be negatively impacted, and our stock price may also be negatively impacted. Additionally, we may face pressure to not do business in certain industries that are viewed as harmful to the environment or are otherwise negatively perceived, which could impact our growth.

Additionally, some investors and shareholder advocates continue to place emphasis on how corporations address corporate responsibility issues in their business strategy when making investment decisions and when developing their investment theses and proxy recommendations. We may incur meaningful costs with respect to our corporate responsibility efforts, and if such efforts are negatively perceived, our reputation and stock price may suffer.

In response to corporate responsibility developments, there are increasing instances of legislation and executive orders, adverse media coverage, regulation, and litigation that could have unintended impacts on ordinary banking operations and increase litigation or brand risk related to actions we choose to take and impact the results of our operations. If legislatures in the states in which we operate adopt debanking or other legislation intended to protects certain industries by limiting or prohibiting consideration of business and industry factors in lending activities, our brand reputation and certain portions of our lending operations may be impacted.

Climate change and volatility could adversely affect our business and client activity levels and could damage our reputation.

Concerns over the long-term impacts of climate change have led to governmental efforts around the world to mitigate those impacts. Consumers and businesses continue to change their behavior and business preferences as a result of these concerns. Governmental regulations or guidance relating to climate change, as well as changes in consumers' and businesses' behaviors and business preferences, may affect whether and on what terms and conditions we will engage in certain activities or offer certain products or services. A governmental and supervisory focus on climate change could also result in us becoming subject to new or heightened regulatory requirements. Our business, reputation, and ability to attract and retain employees may be harmed if our response to climate change is perceived to be ineffective or insufficient.

Furthermore, the long-term impacts of climate change and volatility may impact our clients and their business. Physical risks include extreme weather and natural disasters that damage or destroy property and inventory securing loans we make, or may interrupt our clients' business operations, putting them in financial difficulty and increasing the risk of default. Moreover, adverse changes in the insurance markets as a result of these physical risks, including pricing and availability of coverage, may put our clients in financial difficulty, may reduce the value of our collateral, and may increase the risk of default, thereby impacting our financial condition and results of operations. Our clients are also facing changes in energy and commodity prices driven by climate change, as well as new regulatory requirements resulting in increased operational costs.

As climate risk is interconnected with all key risk types, we continue to embed climate risk considerations into our risk management strategies. Due to the level of uncertainty around climate change, our risk management strategies may not be effective in fully mitigating climate risk exposure.

Our concentrated operations in the Southeastern U.S. make us vulnerable to local economic conditions, local weather catastrophes, public health issues, and other external events, which could adversely affect our results of operations and financial condition.

Our operations are concentrated in the Southeastern U.S. in the states of Alabama, Florida, Georgia, Kentucky, North Carolina, South Carolina, Tennessee and Virginia. As a result, local economic conditions significantly affect the demand for loans and other products we offer to our clients (including real estate, commercial, and construction loans), the ability of borrowers to repay these loans, and the value of the collateral securing these loans. Economic downturns in these regions could adversely affect our currently performing loans, leading to future delinquencies or defaults and increases in our provision for credit losses.

In addition, the occurrence of events such as hurricanes, tropical storms, tornados, winter storms, flooding, severe convective storms, and other large-scale weather catastrophes in and along the Gulf and the Atlantic coasts, as well as other parts of the Southeastern U.S., the pricing and availability of third-party insurance in the case of these events, and further public health issues, such as pandemics or other widespread health emergencies, could adversely affect the condition of collateral associated with our loan portfolio, our general financial condition, or the results of our operations. Such areas could be adversely impacted by such events in those regions, the nature and severity of which are difficult to predict. Furthermore, climate change could increase the frequency and severity of these risks. These and other unpredictable external events could have an adverse effect on us in that such events could materially disrupt our operations or the ability or willingness of our clients to access the financial services offered by Pinnacle. These events could reduce our earnings and cause volatility in our financial results for any fiscal quarter or year and have a material adverse effect on our financial condition and/or results of operations.

ITEM 2. – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
    (a) None.
    (b) None.
    (c) Issuer Purchases of Equity Securities:
On January 1, 2026 the Board of Directors approved share repurchases of up to $400 million of common stock in 2026. During the three months ended March 31, 2026, Pinnacle did not repurchase shares of common stock.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES
    None.
ITEM 4. – MINE SAFETY DISCLOSURES
    None.
ITEM 5. – OTHER INFORMATION
(a)    None.
(b)    None.
(c)    Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2026.

ITEM 6. – EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Pinnacle Financial Partners, Inc., incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K12B filed on January 2, 2026.

3.2	Restated Bylaws of Pinnacle Financial Partners, Inc., incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K12B filed on January 2, 2026.

10.1	Form of Associate Time-Vested Restricted Share Unit Award Agreement, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K12B filed on January 2, 2026.*

10.2	Form of Special Retention Restricted Stock Unit Agreement for cash-settled restricted stock awards under the Synovus Financial Corp. 2021 Omnibus Plan.*

10.3	Form of Special Retention Restricted Stock Unit Agreement for restricted stock awards under the Synovus Financial Corp. 2021 Omnibus Plan.*

10.4	Form of Special Retention Restricted Stock Unit Agreement for restricted stock awards under the Synovus Financial Corp. 2021 Omnibus Plan.*

10.5	Form of 2026 Restricted Share Unit Award Agreement for restricted stock under the Pinnacle Financial Partners, Inc. Second Amended and Restated 2018 Omnibus Equity Incentive Plan. *

10.6	Form of 2026 Restricted Share Unit Award Agreement for restricted stock under the Pinnacle Financial Partners, Inc. Second Amended and Restated 2018 Omnibus Equity Incentive Plan. *

10.7	Form of Restricted Stock Unit Agreement for restricted stock awards under the Synovus Financial Corp. 2021 Omnibus Plan.*

10.8
Form of Cash-Settled Restricted Stock Unit Agreement for cash-settled restricted stock awards under the Pinnacle Financial Partners, Inc. Second Amended and Restated 2018 Omnibus Equity Incentive Plan.*

10.9	Form of Cash-Settled Restricted Stock Unit Agreement for cash-settled restricted stock awards under the Synovus Financial Corp. 2021 Omnibus Plan.*

10.10	Form of 2026 Restricted Share Unit Award Agreement for restricted stock under the Pinnacle Financial Partners, Inc. Second Amended and Restated 2018 Omnibus Equity Incentive Plan.*

10.11	Form of Restricted Stock Unit Agreement for restricted stock awards under the Synovus Financial Corp. 2021 Omnibus Plan.*

10.12	Form of Performance Stock Unit Agreement for performance-based restricted stock awards under the Pinnacle Financial Partners, Inc. Second Amended and Restated 2018 Omnibus Equity Incentive Plan.*

10.13	Form of Performance Stock Unit Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2021 Omnibus Plan.*

10.14	Form of Indemnification Agreement for Directors and Executive Officers of Pinnacle Financial Partners, Inc.

10.15	Pinnacle Financial Partners, Inc. Director Stock Ownership Guidelines.

10.16	Pinnacle Financial Partners, Inc. Executive Stock Ownership Guidelines.

14	Pinnacle Financial Partners, Inc. Code of Business Conduct and Ethics

19	Pinnacle Financial Partners, Inc. Insider Trading Policy

21.1	Subsidiaries of Pinnacle Financial Partners, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*: Indicates management contracts and compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.

May 5, 2026	By:	/s/ Andrew Jamieson Gregory, Jr.
Date		Andrew Jamieson Gregory, Jr.
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)