Form 10-Q
period 2026-06-30
Pinnacle Financial Partners, Inc.
filed 2026-08-04
CIK 2082866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
Commission file number 1-43038

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 31, 2026, 151,112,640 shares of the registrant's common stock, $1.00 par value, were outstanding.

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
FDIC – Federal Deposit Insurance Corporation
FDM – Financial Difficulty Modification
i

Federal Reserve Bank – One of the 12 banks that are the operating arms of the U.S. central bank. They implement the policies of the Federal Reserve Board, supervise bank holding companies and certain banking institutions, and also conduct economic research
Federal Reserve Board – The 7-member Board of Governors that oversees the Federal Reserve System, establishes monetary policy (interest rates, credit, etc.), and monitors the economic health of the country. Its members are appointed by the President, subject to Senate confirmation, and serve 14-year terms
Federal Reserve System or Federal Reserve – The Federal Reserve Board plus 12 Federal Reserve Banks, with each one serving member banks in its own district. The Federal Reserve has broad regulatory powers over the money supply and the credit structure of the economy
FFIEC – Federal Financial Institutions Examination Council
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
PPNR – Pre-provision net revenue
ii

PSU – Performance share units
Report – This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026
RSU – Restricted share units
RWA - Risk weighted asset
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

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except share and per share data)	June 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$648	$359
Federal funds sold, securities purchased under resale agreements, and interest earning deposits with banks	7,003	3,206
Total cash, cash equivalents, and restricted cash	7,651	3,565
Investment securities held to maturity, net	2,448	2,591
Investment securities available for sale	18,153	6,567
Loans held for sale (includes $42 million at fair value as of Jun 30, 2026 and none at fair value as of Dec. 31, 2025)	651	97
Loans, net of deferred fees and costs	88,076	39,154
Allowance for loan losses	(956)	(442)
Loans, net	87,120	38,712
Premises, equipment, and software, net	903	352
Cash surrender value of bank-owned life insurance	2,200	1,223
Goodwill	3,479	1,849
Core deposits and other intangible assets, net	1,045	30
Other assets	5,405	2,720
Total assets	$129,055	$57,706
LIABILITIES AND EQUITY
Liabilities
Deposits:
Non-interest-bearing deposits	$20,657	$9,051
Interest-bearing deposits	80,241	38,350
Total deposits	100,898	47,401
Federal funds purchased and securities sold under repurchase agreements	850	316
FHLB advances and other borrowings	10,253	2,205
Other liabilities	2,226	740
Total liabilities	114,227	50,662
Equity
Shareholders' equity:
Preferred stock — no par value per share, liquidation preference $225 million non-cumulative perpetual preferred stock
Authorized — 110 million shares at Jun 30, 2026 and 10 million shares at Dec. 31, 2025
Issued and outstanding — 22 million shares at Jun 30, 2026 and 225,000 shares at Dec. 31, 2025	781	217
Common stock — $1.00 par value
Authorized — 360 million shares at Jun 30, 2026 and 180 million shares at Dec. 31, 2025
Issued and outstanding — 151 million shares at June 30, 2025 and 78 million at Dec. 31, 2025	151	78
Additional paid-in capital	10,120	3,144
Accumulated other comprehensive income (loss), net	(247)	(123)
Retained earnings	4,023	3,728
Total equity	14,828	7,044
Total liabilities and equity	$129,055	$57,706

See accompanying notes to unaudited interim condensed consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions, except per share data, share count in thousands)	2026	2025	2026	2025
Interest income:
Loans, including fees	$1,310	$570	$2,570	$1,118
Investment securities	208	94	405	181
Other earning assets	50	31	107	66
Total interest income	1,568	695	3,082	1,365
Interest expense:
Deposits	534	285	1,055	558
FHLB advances and other borrowings	77	29	136	59
Federal funds purchased and securities sold under repurchase agreements	1	1	2	2
Total interest expense	612	315	1,193	619
Net interest income	956	380	1,889	746
Provision for credit losses	63	24	139	41
Net interest income after provision for credit losses	893	356	1,750	705
Non-interest revenue:
Core banking fees	93	32	184	64
Wealth management revenue	85	32	169	65
Income from equity method investment	24	26	55	46
Capital markets income	18	4	36	6
Total loan sales and servicing	9	6	19	12
Income from bank-owned life insurance	19	13	39	23
Investment securities gains (losses), net	(29)	—	(26)	(13)
Other non-interest revenue	28	12	55	18
Total non-interest revenue	247	125	531	221
Non-interest expense:
Salaries and other personnel expense	378	180	774	351
Net occupancy, equipment, and software expense	102	44	199	86
Amortization of intangibles	46	1	94	3
FDIC insurance and other regulatory fees	20	8	43	18
Merger-related expense	51	—	326	—
Other operating expense	124	53	237	103
Total non-interest expense	721	286	1,673	561
Income before income taxes	419	195	608	365
Income tax expense	91	36	130	66
Net income	328	159	478	299
Less: Preferred stock dividends	15	4	30	8
Net income available to common shareholders	$313	$155	$448	$291
Net income per common share, basic	$2.07	$2.01	$2.97	$3.79
Net income per common share, diluted	2.07	2.00	2.96	3.77
Weighted average common shares outstanding, basic	151,104	76,891	151,051	76,809
Weighted average common shares outstanding, diluted	151,468	77,277	151,470	77,212

See accompanying notes to unaudited interim condensed consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in millions)
Net income	$328	$159	$478	$299
Unamortized holding gains on securities transferred to held to maturity, net of tax
Reclassification adjustment for accretion of unrealized holding gains on HTM securities, net of tax	(2)	(2)	(3)	(3)
Net change	(2)	(2)	(3)	(3)
Unrealized gains (losses) on securities available for sale, net of tax
Change in net unrealized gains (losses) on AFS securities arising during the period, net of tax	(25)	(52)	(123)	(67)
Reclassification adjustment for realized (gains) losses on sale of AFS securities included in net income, net of tax	22	—	20	9
Net change	(3)	(52)	(103)	(58)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges, net of tax
Change in net unrealized gains (losses) on cash flow hedges arising during the period, net of tax	(17)	2	(18)	11
Net change	(17)	2	(18)	11
Total other comprehensive income (loss)	(22)	(52)	(124)	(50)
Comprehensive income	$306	$107	$354	$249

See accompanying notes to unaudited interim condensed consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in millions, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at March 31, 2026	$781	$151	$10,102	$(225)	$3,785	$14,594
Net income	—	—	—	—	328	328
Other comprehensive loss, net of income taxes	—	—	—	(22)	—	(22)
Cash dividends paid on common stock - $0.50 per share	—	—	—	—	(75)	(75)
Cash dividends declared on preferred stock(1)	—	—	—	—	(15)	(15)
Compensation expense for restricted share awards, RSUs and PSUs	—	—	18	—	—	18
Balance at June 30, 2026	$781	$151	$10,120	$(247)	$4,023	$14,828

Balance at March 31, 2025	$217	$77	$3,122	$(166)	$3,293	$6,543
Net income	—	—	—	—	159	159
Other comprehensive loss, net of income taxes	—	—	—	(52)	—	(52)
Cash dividends paid on common stock - $0.24 per share	—	—	—	—	(19)	(19)
Cash dividends paid on preferred stock - $16.88 per share	—	—	—	—	(4)	(4)
Restricted shares withheld for taxes and related tax benefit	—	1	(1)	—	—	—
Compensation expense for restricted share awards, RSUs and PSUs	—	—	10	—	—	10
Balance at June 30, 2025	$217	$78	$3,131	$(218)	$3,429	$6,637

(in millions, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance at December 31, 2025	$217	$78	$3,144	$(123)	$3,728	$7,044
Net income	—	—	—	—	478	478
Other comprehensive loss, net of income taxes	—	—	—	(124)	—	(124)
Cash dividends declared on common stock - $1.00 per share	—	—	—	—	(150)	(150)
Cash dividends declared on preferred stock(2)	—	—	—	—	(30)	(30)
Issuance of common stock pursuant to RSU and PSU agreements, net of shares withheld for taxes and related tax benefits	—	—	(70)	—	(3)	(73)
Compensation expense for restricted share awards, RSUs and PSUs	—	—	108	—	—	108
Issuance of preferred stock related to merger	564	—	—	—	—	564
Issuance of common stock related to merger	—	73	6,938	—	—	7,011
Balance at June 30, 2026	$781	$151	$10,120	$(247)	$4,023	$14,828

Balance at December 31, 2024	$217	$77	$3,130	$(168)	$3,176	$6,432
Net income	—	—	—	—	299	299
Other comprehensive loss, net of income taxes	—	—	—	(50)	—	(50)
Cash dividends declared on common stock - $0.48 per share	—	—	—	—	(38)	(38)
Cash dividends declared on preferred stock - $33.76 per share	—	—	—	—	(8)	(8)
Restricted shares withheld for taxes and related tax benefit	—	1	(7)	—	—	(6)
Issuance of common stock pursuant to RSU and PSU agreements, net of shares withheld for taxes and related tax benefits	—	—	(13)	—	—	(13)
Compensation expense for restricted share awards, RSUs and PSUs	—	—	21	—	—	21
Balance at June 30, 2025	$217	$78	$3,131	$(218)	$3,429	$6,637

(1) For the three months ended June 30, 2026, dividends per share were $0.47 for Series A, $0.52 for Series B, and $16.88 for Series C Preferred Stock.
(2) For the six months ended June 30, 2026, dividends per share were $0.92 for Series A, $1.05 for Series B, and $33.76 for Series C Preferred Stock.
See accompanying notes to unaudited interim condensed consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in millions)	2026	2025
Operating Activities
Net income	$478	$299
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion, net	159	77
Provision for credit losses	139	41
Investment securities (gains) losses, net	26	13
Deferred income tax expense (benefit)	162	(7)
Originations of loans held for sale	(6,408)	(1,592)
Proceeds from sales and payments on loans held for sale	5,946	1,581
Gain on sales of loans held for sale, net	(9)	(5)
Income from equity method investment	(55)	(46)
Dividends received from equity method investment	70	102
Share-based compensation expense	110	21
Decrease (increase) in other assets	367	(61)
Increase (decrease) in other liabilities	29	(176)
Other	2	(8)
Net cash provided by (used in) operating activities	1,016	239
Investing Activities
Acquisition, net of cash acquired(1)	2,538	—
Proceeds from maturities and principal collections of investment securities held to maturity	129	97
Proceeds from maturities and principal collections of investment securities available for sale	1,234	302
Proceeds from sales of investment securities available for sale	6,061	188
Purchases of investment securities available for sale	(9,199)	(1,313)
Net proceeds from sales of loans	26	9
Net (increase) decrease in loans	(5,024)	(1,672)
Net (purchases) redemptions of Federal Home Loan Bank stock	(264)	10
Net (purchases) redemptions of Federal Reserve Bank stock	(340)	—
Net proceeds from settlement (purchases) of bank-owned life insurance policies	4	(149)
Increase in other investments, net	(110)	(69)
Net increase in premises, equipment and software	(38)	(31)
Other	47	(61)
Net cash provided by (used in) investing activities	(4,936)	(2,689)
Financing Activities
Net increase (decrease) in deposits	2,193	2,156
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	485	28
Repayments and redemption of FHLB and other borrowings	(7,863)	(116)
Proceeds from FHLB and other borrowings	13,444	—
Dividends paid to common shareholders	(150)	(38)
Dividends paid to preferred shareholders	(30)	(8)
Issuances, net of taxes paid, under equity compensation plans	(73)	(19)
Net cash provided by (used in) financing activities	8,006	2,003
Increase (decrease) in cash and cash equivalents including restricted cash	4,086	(447)
Cash, cash equivalents, and restricted cash, at beginning of period	3,565	3,436
Cash, cash equivalents, and restricted cash at end of period	$7,651	$2,989

Supplemental Disclosures:
Income taxes paid, net of refunds	$10	$47
Interest paid	1,182	625
(1) Cash acquired as part of the Merger with Synovus. Refer to Note 2 - Business Combination in this Report, for more detailed information regarding the Merger.
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to the SEC Form 10-Q and Article 10 of Regulation S-X; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, comprehensive income (loss), and cash flows in conformity with GAAP. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the periods covered by this Report have been included. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in Pinnacle's 2025 Form 10-K. We have described relevant updates to the significant accounting policies presented in Pinnacle's 2025 Form 10-K below, as the updates are primarily a result of the Merger. Refer to Note 2 - Business Combination, for more information related to the Merger.
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
Purchased Loans
Loans acquired in a business combination are recognized on the acquisition date at their estimated fair value based on expected future cash flows discounted at a market-based rate of interest and inclusive of adjustments for credit risk, interest rate risk, liquidity and other factors. Acquired loans that have experienced more-than-insignificant deterioration in credit quality since origination are classified as PCD loans. An ACL is established for the initial estimate of expected credit losses on PCD loans as of the acquisition date and recorded through a gross-up adjustment to the loan's amortized cost basis, with no immediate impact to earnings. Subsequent changes in expected credit losses on PCD loans are recognized through the provision for credit losses. In addition, we adopted ASU 2025-08 as of January 1, 2026, whereby non-PCD loans acquired in a business combination are deemed purchased seasoned loans with an ACL also established for the initial estimate of expected credit losses as of the acquisition date and recorded through a gross-up adjustment to the loans' amortized cost basis. See Note 2 - Business Combination for additional information on loans acquired in a business combination.
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

Standard	Description	Required date of adoption	Effect on Company's financial statements or other significant matters
Standards Adopted
ASU 2025-06 —Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	In September 2025, the FASB issued ASU 2025-06 to clarify and modernize the accounting for costs related to internal-use software. The ASU removes all references to project stages throughout ASC 350-40 and clarifies the threshold entities should apply to begin capitalizing costs. The ASU addresses investor feedback that the current guidance for software costs is outdated and not relevant given the evolution of software development. The ASU requires disclosures under ASC 360-10 be applied to all capitalized software costs accounted for under ASC 350-40, regardless of how those costs are presented in the financial statements. Early adoption is permitted, including adoption in an interim period but must be applied as of the beginning of the annual period that includes that interim period. The ASU may be adopted prospectively, retrospectively; or on a modified transition approach.	January 1, 2028	The Company has early adopted this standard on a prospective basis as of January 1, 2026 for both annual and interim reporting periods therein. The adoption of this standard did not have a material impact to the consolidated financial statements.
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
January 1, 2027
The Company has early adopted this standard on a prospective basis as of January 1, 2026 for both annual and interim reporting periods therein. Accordingly, the initial estimate of expected credit losses of $478 million for acquired Synovus loans recognized in the allowance for loan losses included both PCD and non-PCD loans. See Note 2 - Business Combination and Note 5 - Loans and Allowance for Loan Losses herein for more information.

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
Pursuant to the terms and conditions of the Merger Agreement, (a) each share of common stock, par value $1.00 per share, of Synovus (Synovus Common Stock) outstanding immediately prior to the effective time of the Merger was converted into the right to receive 0.5237 shares of the common stock of Newco (Newco Common Stock) and (b) each share of common stock, par value $1.00 per share, of Legacy Pinnacle outstanding immediately prior to the Merger was converted into the right to receive one share of Newco Common Stock. Holders of Synovus Common Stock received cash in lieu of fractional shares.
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
Preliminary Purchase Price Allocation
The purchase price has been allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of January 1, 2026. The purchase price allocation is preliminary as of June 30, 2026, and subject to adjustment during the measurement period (not to exceed one year from the acquisition date). While we believe the information available on January 1, 2026 provides a reasonable basis for estimating fair value, we may obtain additional information and evidence during the measurement period that would result in changes to the estimated fair value amounts. Valuations subject to change include, but are not limited to loans, premises, equipment, software, core deposits, certain identifiable intangible assets, certain deposits, deferred tax assets and liabilities, certain other assets and certain other liabilities. Any measurement period adjustments will be recorded retrospectively as adjustments to goodwill. As of June 30, 2026, the Company has recorded goodwill of $1.6 billion related to the Merger. Goodwill is calculated as the excess of the fair value of consideration transferred over the fair value of the net assets acquired and will not be deductible for tax purposes. The fair value of the net assets acquired is presented below and included an $848 million core deposit intangible asset (CDI) and a $262 million wealth customer relationship intangible asset which are included in "identifiable intangible assets". Refer to Note 6 - Goodwill and Other Intangible Assets in this Report for additional information.

(in millions)
Assets acquired:
Cash and cash equivalents	$2,538
Investment securities	9,830
Loans held for sale	106
Loans	43,952
Allowance for loan losses	(478)
Loans, net	43,474
Premises, equipment, and software	561
Cash surrender value of bank-owned life insurance	941
Identifiable intangible assets	1,110
Other assets	2,772
Total assets acquired	$61,332
Liabilities assumed:
Deposits	$51,316
Federal funds purchased, and securities sold under repurchase agreements	49
FHLB advances and other borrowings	2,506
Other liabilities	1,516
Total liabilities assumed	$55,387
Net assets acquired	$5,945
Consideration:
Fair value of common stock issued	$6,940
Fair value of preferred stock issued	564
Fair value of equity awards	71
Total preliminary consideration	$7,575
Preliminary goodwill	$1,630

As previously stated, Pinnacle recorded approximately $1.6 billion of preliminary estimated goodwill, as reflected in the purchase price allocation table above. This goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired and reflects the expected benefits of combining operations of Legacy Pinnacle and Synovus. These benefits include anticipated cost savings and operating efficiencies resulting from the integration of overlapping corporate functions and systems, revenue growth opportunities arising from complementary geographic markets and expanded product offerings, and the value of the assembled workforce and management expertise.
As back office functions which include loan and deposit processing have not been integrated, Pinnacle is in the process of finalizing its valuation analysis and calculations in sufficient detail necessary to arrive at the required estimates of the fair value of Synovus' assets acquired or liabilities assumed. Further, Pinnacle is in the process of identifying all adjustments necessary to conform Synovus' accounting policies to Pinnacle's accounting policies. As more information becomes available differences could be identified between the accounting policies of the two companies that, when conformed, could have a material impact on the combined company's financial information. Accordingly, the amounts recorded for current and deferred tax assets and liabilities are also considered provisional as the Company continues to evaluate the nature and extent of permanent and temporary differences between the book and tax bases of the assets acquired and liabilities assumed. During the three months ended June 30, 2026, Pinnacle refined purchase accounting estimates primarily impacting deferred tax assets and other borrowings that resulted in a net increase to preliminary goodwill of approximately $1 million.
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
Intangible assets: Core deposit intangibles represent the low cost of funding that core deposits acquired provide relative to the Company's marginal cost of funds. The fair value was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, net maintenance cost of the deposit base, alternative cost of funds and the interest costs associated with customer deposits. The CDI is being amortized using the sum-of-the-years digits method over approximately 10 years.
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
Pro Forma Financial Information (Unaudited)
The following table presents certain unaudited pro forma condensed combined financial information for the results of operations for the three and six months ended June 30, 2025, as if Synovus had been acquired on January 1, 2025 by Pinnacle. The unaudited pro forma results include the estimated impact of amortizing and accreting certain purchase accounting adjustments such as intangible assets as well as fair value adjustments to loans, borrowings, and owned and leased premises and equipment. Pro forma combined results also include the adjustments for the elimination of Synovus’ net deferred origination fees accretion and intangible amortization. The unaudited pro forma adjustments are based upon available information and certain assumptions that Pinnacle (as the accounting acquirer) believes are reasonable. The following unaudited pro forma condensed combined financial information does not reflect the costs of any integration activities or benefits that may result from the realization of future cost savings from operating efficiencies. Certain reclassifications have also been made to align Pinnacle’s and Synovus’ historical financial statement presentation. The unaudited pro forma information is provided for illustrative purposes only and is not necessarily indicative of the results that would have occurred had the acquisition been consummated on January 1, 2025 nor is it indicative of future results.

	Unaudited Pro Forma
(in millions)	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Net interest income	$869	$1,722
Total non-interest revenue	$260	$475
Net income available to common shareholders	$350	$661

Merger-related expenses of $51 million and $326 million were incurred during the three and six months ended June 30, 2026 and are recorded in the condensed consolidated statements of income and include incremental costs related to the closing of the Merger, consisting primarily of advisory fees, equity acceleration expense, and other employee-related costs.

Note 3 - Equity Method Investment

A summary of BHG's financial position as of June 30, 2026 and December 31, 2025 and results of operations as of and for the three and six months ended June 30, 2026 and 2025, were as follows:

	As of
	June 30, 2026	December 31, 2025
(in millions)
Assets	$4,738	$4,264

Liabilities	$4,333	$3,824
Equity interests	405	440
Total liabilities and equity	$4,738	$4,264

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
(in millions)
Revenues	$302	$270	$604	$511
Net income	$47	$51	$116	$95

During the three and six months ended June 30, 2026, Pinnacle Bank received cash distributions of $69 million and $70 million, respectively, from BHG compared to $77 million and $102 million, respectively, received during the three and six months ended June 30, 2025. Earnings from BHG are included in Pinnacle's consolidated tax return. Profits from intercompany transactions are eliminated.
Note 4 - Securities
The amortized cost, gross unrealized gains and losses, and estimated fair values of debt securities at June 30, 2026 and December 31, 2025 are summarized below.

	June 30, 2026
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity:
U.S. Treasury securities	$20	$—	$—	$20
U.S. Government agency securities	226	—	(4)	222
Mortgage-backed securities	334	—	(19)	315
State and municipal securities	1,748	1	(130)	1,619
Asset-backed securities	55	—	(2)	53
Corporate notes and other	67	—	(4)	63
Total securities held to maturity(1)	$2,450	$1	$(159)	$2,292
Allowance for credit losses- securities held to maturity	$(2)
Securities HTM, net of allowance for credit losses	$2,448

Securities available for sale:
U.S. Treasury securities	$2,860	$—	$(22)	$2,838
U.S. Government agency securities	205	—	(17)	188
Mortgage-backed securities	14,550	10	(205)	14,355
State and municipal securities	519	3	(26)	496
Corporate notes and other	286	1	(11)	276
Total securities available for sale(2)	$18,420	$14	$(281)	$18,153

	December 31, 2025
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity:
U.S. Treasury securities	$20	$—	$—	$20
U.S. Government agency securities	226	—	(5)	221
Mortgage-backed securities	350	—	(18)	332
State and municipal securities	1,821	1	(155)	1,667
Asset-backed securities	108	—	(2)	106
Corporate notes and other	68	—	(4)	64
Total securities held to maturity(1)	$2,593	$1	$(184)	$2,410
Allowance for credit losses- securities held to maturity	$(2)
Securities HTM, net of allowance for credit losses	$2,591

Securities available for sale:
U.S. Treasury securities	$1,576	$10	$—	$1,586
U.S. Government agency securities	210	—	(15)	195
Mortgage-backed securities	2,852	11	(69)	2,794
State and municipal securities	1,768	8	(67)	1,709
Corporate notes and other	293	2	(12)	283
Total securities available for sale(2)	$6,699	$31	$(163)	$6,567

(1) The amounts reported exclude accrued interest receivable on debt securities HTM of $25 million and $26 million at June 30, 2026 and December 31, 2025, respectively, which are presented as a component of other assets on the consolidated balance sheets. The amortized cost basis of debt securities HTM includes a net premium of $12 million and $16 million at June 30, 2026 and December 31, 2025, respectively, related to the unamortized portion of unrealized net gains on the transferred debt securities HTM.
(2) The amounts reported exclude accrued interest receivable on debt securities AFS of $78 million and $42 million at June 30, 2026 and December 31, 2025, respectively, which are presented as a component of other assets on the consolidated balance sheets.
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
At June 30, 2026 and December 31, 2025, debt securities with carrying values of $7.6 billion and $4.1 billion, respectively, were pledged to secure certain derivative contracts, public funds and other deposits and repurchase agreements, as required by law or contractual agreements.
Gross unrealized losses on investment securities AFS and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2026 and December 31, 2025 are presented below.

	June 30, 2026
	Less than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$1,439	$(19)	$886	$(3)	$2,325	$(22)
U.S. Government agency securities	—	—	186	(17)	186	(17)
Mortgage-backed securities	11,802	(140)	724	(65)	12,526	(205)
State and municipal securities	20	—	338	(26)	358	(26)
Corporate notes and other	45	(1)	143	(10)	188	(11)
Total	$13,306	$(160)	$2,277	$(121)	$15,583	$(281)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$205	$—	$—	$—	$205	$—
U.S. Government agency securities	—	—	191	(15)	191	(15)
Mortgage-backed securities	506	(1)	876	(68)	1,382	(69)
State and municipal securities	871	(18)	341	(49)	1,212	(67)
Corporate notes and other	15	(2)	141	(10)	156	(12)
Total	$1,597	$(21)	$1,549	$(142)	$3,146	$(163)

As shown in the tables above, at June 30, 2026, Pinnacle had approximately $281 million in gross unrealized losses with an approximate fair value of $15.6 billion of AFS securities. For any securities classified as AFS that are in an unrealized loss position at the balance sheet date, Pinnacle assesses whether it intends to sell the security, or more-likely-than-not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because Pinnacle currently does not intend to sell those AFS securities that have an unrealized loss at June 30, 2026, and it is not more-likely-than-not that Pinnacle will be required to sell the securities before recovery of their amortized cost basis, which may be maturity, Pinnacle has determined that no write-down is necessary. In addition, Pinnacle evaluates whether any portion of the decline in fair value of AFS securities is the result of credit deterioration of the issuers, which would require the recognition of an allowance for credit losses. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. The unrealized losses associated with the AFS securities at June 30, 2026 are driven by changes in interest rates and are not due to the credit quality of the securities and accordingly, no allowance for credit losses is considered necessary related to AFS securities at June 30, 2026. These securities will continue to be monitored as part of Pinnacle's ongoing evaluation of credit quality. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.
The allowance for credit losses on HTM securities is measured on a collective basis by major security type, Pinnacle has a zero loss expectation for U.S. treasury securities in addition to U.S. Government agency securities and mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and accordingly, no allowance for credit losses is estimated for these securities. Credit losses on HTM state and municipal securities and corporate notes and other securities are estimated using third-party probability of default and loss given default models driven primarily by macroeconomic factors over a reasonable and supportable period of twenty-four months with an eight month reversion to average loss factors. At both June 30, 2026 and December 31, 2025, the estimated allowance for credit losses on HTM securities was $2 million.
The amortized cost and fair value by contractual maturity of debt securities HTM and debt securities AFS at June 30, 2026 are shown below. The expected life of MBSs or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, MBSs and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	June 30, 2026
(in millions)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Securities HTM:
U.S. Treasury securities
Amortized cost	$20	$—	$—	$—	$20
Fair value	20	—	—	—	20
U.S. Government agency securities
Amortized cost	136	65	25	—	226
Fair value	135	64	23	—	222
Mortgage-backed securities
Amortized cost	4	111	129	90	334
Fair value	4	104	123	84	315

	June 30, 2026
(in millions)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
State and municipal securities
Amortized cost	1	11	41	1,695	1,748
Fair value	1	11	40	1,567	1,619
Asset-backed securities
Amortized cost	—	—	—	55	55
Fair value	—	—	—	53	53
Corporate notes and other
Amortized cost	—	56	11	—	67
Fair value	—	53	10	—	63

Securities AFS:
U.S. Treasury securities
Amortized cost	$615	$1,356	$—	$889	$2,860
Fair value	615	1,337	—	886	2,838
U.S. Government agency securities
Amortized cost	—	188	2	15	205
Fair value	—	173	2	13	188
Mortgage-backed securities
Amortized cost	45	2,644	1,173	10,688	14,550
Fair value	44	2,593	1,148	10,570	14,355
State and municipal securities
Amortized cost	—	—	4	515	519
Fair value	—	—	6	490	496
Corporate notes and other
Amortized cost	5	121	142	18	286
Fair value	5	116	139	16	276

During the second quarter of 2026, as part of ongoing strategic repositioning of the investment securities portfolio, Pinnacle sold at amortized cost $974 million of state and municipal securities, which resulted in realized net losses of $29 million.
Gross gains and gross losses on sales of securities AFS for the three and six months ended June 30, 2026 and 2025 are presented below. The specific identification method is used to reclassify gains and losses out of accumulated other comprehensive income (loss) at the time of sale.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Gross realized gains on sales(1)	$16	$—	$29	$—
Gross realized losses on sales	(45)	—	(55)	(13)
Investment securities gains (losses), net	$(29)	$—	$(26)	$(13)

(1) Includes gains (losses) of $15 million and $25 million for the three and six months ended June 30, 2026 on the termination of fair value hedges related to the U.S Treasury securities and state and municipal securities portfolios.

Note 5 - Loans and Allowance for Loan Losses
Aging and Non-Accrual Analysis
The following tables provide a summary of current, accruing past due, and non-accrual loans by portfolio class as of June 30, 2026 and December 31, 2025.

	June 30, 2026
(in millions)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$36,497	$36	$5	$41	$74	$64	$36,676
Owner-occupied	14,358	12	—	12	52	17	14,439
Total commercial and industrial	50,855	48	5	53	126	81	51,115
Investment properties	20,615	9	1	10	70	52	20,747
1-4 family properties	1,909	5	1	6	2	—	1,917
Land and development	931	—	—	—	—	—	931
Total commercial real estate	23,455	14	2	16	72	52	23,595
Consumer mortgages	8,371	24	—	24	64	—	8,459
Home equity	2,968	18	—	18	16	—	3,002
Credit cards	231	3	2	5	—	—	236
Other consumer loans	1,654	11	—	11	4	—	1,669
Total consumer	13,224	56	2	58	84	—	13,366
Loans, net of deferred fees and costs(1)(2)	$87,534	$118	$9	$127	$282	$133	$88,076

	December 31, 2025
(in millions)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$16,478	$21	$2	$23	$35	$13	$16,549
Owner-occupied	5,738	3	—	3	3	3	5,747
Total commercial and industrial	22,216	24	2	26	38	16	22,296
Investment properties	9,448	—	—	—	34	14	9,496
1-4 family properties	1,280	2	—	2	2	—	1,284
Land and development	576	—	—	—	—	—	576
Total commercial real estate	11,304	2	—	2	36	14	11,356
Consumer mortgages	3,417	16	—	16	23	—	3,456
Home equity	1,360	8	—	8	6	—	1,374
Credit cards	51	1	1	2	—	—	53
Other consumer loans	616	3	—	3	—	—	619
Total consumer	5,444	28	1	29	29	—	5,502
Loans, net of deferred fees and costs(1)(2)	$38,964	$54	$3	$57	$103	$30	$39,154

(1) The amortized cost basis of loans, net of deferred fees and costs excludes accrued interest receivable of $345 million and $151 million at June 30, 2026 and December 31, 2025, respectively, which is presented as a component of other assets on the consolidated balance sheets.
(2) Loans are presented net of deferred loan fees and costs totaling $344 million and $314 million at June 30, 2026 and December 31, 2025, respectively.
Pledged Loans
Loans with carrying values of $38.3 billion and $15.7 billion were pledged as collateral for borrowings and capacity at June 30, 2026 and December 31, 2025, respectively, to the FHLB and Federal Reserve Bank.

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

The following table summarizes each loan portfolio class by risk grade and origination year as of June 30, 2026 and December 31, 2025 as required under CECL.

	June 30, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in millions)	2026	2025	2024	2023	2022	Prior	Amortized Cost Basis	Total
Commercial, financial and agricultural
Pass	$5,184	$6,574	$3,175	$1,695	$1,298	$3,317	$14,569	$35,812
Special Mention	22	16	55	123	21	17	173	427
Substandard	3	49	30	74	48	54	167	425
Doubtful	—	—	—	—	—	3	8	11
Loss	—	—	—	—	—	—	1	1
Total commercial, financial and agricultural	5,209	6,639	3,260	1,892	1,367	3,391	14,918	36,676
Current YTD Period:
Gross charge-offs	1	13	27	11	6	5	20	83
Owner-occupied
Pass	1,682	3,359	1,518	1,391	2,059	3,341	737	14,087
Special Mention	15	15	6	28	30	113	2	209
Substandard	—	4	1	18	22	76	3	124
Loss	—	—	—	—	—	19	—	19
Total owner-occupied	1,697	3,378	1,525	1,437	2,111	3,549	742	14,439
Current YTD Period:
Gross charge-offs	—	—	—	—	1	4	—	5
Total commercial and industrial	6,906	10,017	4,785	3,329	3,478	6,940	15,660	51,115
Current YTD Period:
Gross charge-offs	$1	$13	$27	$11	$7	$9	$20	$88
Investment properties
Pass	2,542	4,625	2,188	1,284	4,611	4,720	316	20,286
Special Mention	—	—	5	58	59	144	—	266
Substandard	—	37	—	8	50	100	—	195
Total investment properties	2,542	4,662	2,193	1,350	4,720	4,964	316	20,747
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	—	—
1-4 family properties
Pass	527	544	165	127	195	274	66	1,898
Special Mention	2	6	3	—	3	—	—	14
Substandard	—	—	1	1	1	2	—	5
Total 1-4 family properties	529	550	169	128	199	276	66	1,917
Current YTD Period:
Gross charge-offs	—	—	—	—	—	1	—	1

	June 30, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in millions)	2026	2025	2024	2023	2022	Prior	Amortized Cost Basis	Total

Land and development
Pass	230	311	124	40	62	87	75	929
Special Mention	—	—	—	1	—	—	—	1
Substandard	—	—	—	1	—	—	—	1
Total land and development	230	311	124	42	62	87	75	931
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	—	—
Total commercial real estate	3,301	5,523	2,486	1,520	4,981	5,327	457	23,595
Current YTD Period:
Gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$1
Consumer mortgages
Pass	895	1,274	487	809	1,110	3,798	—	8,373
Substandard	—	5	3	9	9	60	—	86
Total consumer mortgages	895	1,279	490	818	1,119	3,858	—	8,459
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	—	—
Home equity
Pass	5	9	11	28	199	83	2,647	2,982
Substandard	—	—	1	2	4	4	8	19
Loss	—	—	—	—	—	—	1	1
Total home equity	5	9	12	30	203	87	2,656	3,002
Current YTD Period:
Gross charge-offs	—	—	—	—	1	2	2	5
Credit cards
Pass	—	—	—	—	—	—	234	234
Substandard	—	—	—	—	—	—	1	1
Loss	—	—	—	—	—	—	1	1
Total credit cards	—	—	—	—	—	—	236	236
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	4	4
Other consumer loans
Pass	248	229	86	59	84	223	734	1,663
Substandard	1	—	1	1	1	2	—	6
Total other consumer loans	249	229	87	60	85	225	734	1,669
Current YTD Period:
Gross charge-offs	—	4	3	2	1	5	2	17
Total consumer	1,149	1,517	589	908	1,407	4,170	3,626	13,366
Current YTD Period:
Gross charge-offs	$—	$4	$3	$2	$2	$7	$8	$26
Loans, net of deferred fees and costs	$11,356	$17,057	$7,860	$5,757	$9,866	$16,437	$19,743	$88,076
Current YTD Period:
Gross charge-offs	$1	$17	$30	$13	$9	$17	$28	$115

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in millions)	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Total
Commercial, financial and agricultural
Pass	$5,207	$2,722	$1,219	$901	$450	$334	$5,323	$16,156
Special Mention	54	29	51	39	14	2	118	307
Substandard	31	6	12	11	3	4	19	86
Total commercial, financial and agricultural	5,292	2,757	1,282	951	467	340	5,460	16,549
Current YTD Period:
Gross charge-offs	4	7	11	15	7	2	19	65
Owner-occupied
Pass	1,621	770	700	1,079	691	596	160	5,617
Special Mention	26	1	11	13	33	25	—	109
Substandard	—	—	3	—	16	2	—	21
Total owner-occupied	1,647	771	714	1,092	740	623	160	5,747
Current YTD Period:
Gross charge-offs	—	1	—	—	—	—	—	1
Total commercial and industrial	6,939	3,528	1,996	2,043	1,207	963	5,620	22,296
Current YTD Period:
Gross charge-offs	$4	$8	$11	$15	$7	$2	$19	$66
Investment properties
Pass	2,289	1,064	995	3,314	1,100	447	175	9,384
Special Mention	31	5	2	—	14	12	—	64
Substandard	34	—	4	—	10	—	—	48
Total investment properties	2,354	1,069	1,001	3,314	1,124	459	175	9,496
Current YTD Period:
Gross charge-offs	—	—	—	—	17	1	—	18
1-4 family properties
Pass	615	167	99	140	106	117	25	1,269
Special Mention	7	4	—	3	—	—	—	14
Substandard	—	—	—	—	—	1	—	1
Total 1-4 family properties	622	171	99	143	106	118	25	1,284
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	—	—
Land and development
Pass	294	123	33	41	30	15	40	576
Total land and development	294	123	33	41	30	15	40	576
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	—	—
Total commercial real estate	3,270	1,363	1,133	3,498	1,260	592	240	11,356
Current YTD Period:
Gross charge-offs	$—	$—	$—	$—	$17	$1	$—	$18

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in millions)	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Total
Consumer mortgages
Pass	$908	$181	$331	$637	$762	$582	$32	$3,433
Substandard	1	2	5	4	1	10	—	23
Total consumer mortgages	909	183	336	641	763	592	32	3,456
Current YTD Period:
Gross charge-offs	—	—	1	—	—	—	—	1
Home equity
Pass	1	—	—	—	—	2	1,365	1,368
Substandard	—	1	1	1	—	1	2	6
Total home equity	1	1	1	1	—	3	1,367	1,374
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	1	1
Credit cards
Pass	—	—	—	—	—	—	53	53
Total credit cards	—	—	—	—	—	—	53	53
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	2	2
Other consumer loans
Pass	187	16	14	18	26	13	345	619
Total other consumer loans	187	16	14	18	26	13	345	619
Current YTD Period:
Gross charge-offs	—	—	—	—	4	1	3	8
Total consumer	1,097	200	351	660	789	608	1,797	5,502
Current YTD Period:
Gross charge-offs	$—	$—	$1	$—	$4	$1	$6	$12
Loans, net of deferred fees and costs	$11,306	$5,091	$3,480	$6,201	$3,256	$2,163	$7,657	$39,154
Current YTD Period:
Gross charge-offs	$4	$8	$12	$15	$28	$4	$25	$96

Rollforward of Allowance for Loan Losses
The following tables detail the changes in the ALL by loan segment for the three and six months ended June 30, 2026 and 2025. During the three and six months ended June 30, 2026 and 2025, Pinnacle had no significant transfers to loans held for sale.

	As Of and For the Three Months Ended June 30, 2026
(in millions)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at March 31, 2026	$489	$217	$236	$942
Charge-offs	(43)	(1)	(14)	(58)
Recoveries	6	—	4	10
Provision for (reversal of) loan losses	48	—	14	62
Ending balance at June 30, 2026	$500	$216	$240	$956

	As Of and For the Three Months Ended June 30, 2025
(in millions)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at March 31, 2025	$230	$99	$89	$418
Charge-offs	(20)	(1)	(3)	(24)
Recoveries	3	—	2	5
Provision for (reversal of) loan losses	20	3	—	23
Ending balance at June 30, 2025	$233	$101	$88	$422

	As Of and For the Six Months Ended June 30, 2026
(in millions)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2025	$255	$95	$92	$442
Purchased credit deteriorated loans	110	102	25	237
Purchased seasoned loans	106	67	68	241
Charge-offs	(88)	(1)	(26)	(115)
Recoveries	10	—	8	18
Provision for (reversal of) loan losses	107	(47)	73	133
Ending balance at June 30, 2026	$500	$216	$240	$956

	As Of and For the Six Months Ended June 30, 2025
(in millions)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2024	$221	$111	$82	$414
Charge-offs	(34)	—	(6)	(40)
Recoveries	5	—	3	8
Provision for (reversal of) loan losses	41	(10)	9	40
Ending balance at June 30, 2025	$233	$101	$88	$422

The ALL of $956 million and the reserve for unfunded commitments of $73 million, which is recorded in other liabilities, comprise the total ACL of $1.0 billion at June 30, 2026. The ACL increased $571 million compared to the December 31, 2025 ACL of $458 million, which consisted of an ALL of $442 million and a reserve for unfunded commitments of $16 million, primarily due to the merger. The ACL to loans coverage ratio was 1.17% at June 30, 2026, compared to 1.17% at December 31, 2025. The June 30, 2026 ACL ratio was impacted by net loan growth and a deterioration in the economic forecast. The Company includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties in the quantitative estimate.

The ACL is estimated using a two-year reasonable and supportable forecast period. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the Company reverts on a straight-line basis back to the historical rates over a one-year period. Pinnacle utilizes multiple economic forecast scenarios sourced from a reputable third-party provider that are probability-weighted internally. The current scenarios include a consensus baseline forecast, an upside scenario reflecting stronger growth than the baseline, a downside scenario that reflects adverse economic conditions, and an additional adverse scenario that assumes consistent slow growth that is less optimistic than the baseline. The economic scenarios are intended to capture differing trajectories for the macroeconomic environment over the forecast horizon. At June 30, 2026, the probability‑weighted economic outlook reflected a modest softening relative to December 31, 2025. Consistent with industry practice, the unemployment rate is referenced as a general indicator of labor market conditions and broader economic trends reflected in the scenarios. The probability‑weighted forecast incorporated an average unemployment rate of 5.0% over the forecast period at June 30, 2026, compared to 4.6% at December 31, 2025. See Note 1 - Basis of Presentation and Accounting Policies for additional details around the ACL estimation process.
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
The following tables present the amortized cost of FDM loans by loan portfolio class that were modified during the three and six months ended June 30, 2026 and 2025. Tables within this section exclude loans that were paid-off or are otherwise no longer in the loan portfolio as of the period end.

	Three Months Ended June 30, 2026
(in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Payment Deferral and Term Extension	Total	Percentage of Total by Financing Class
Commercial, financial and agricultural	$—	$40	$27	$—	$67	0.2%
Total commercial and industrial	—	40	27	—	67	0.1
Investment properties	—	—	—	34	34	0.2
Total commercial real estate	—	—	—	34	34	0.1
Consumer mortgages	—	—	3	—	3	—
Total consumer	—	—	3	—	3	—
Total FDMs	$—	$40	$30	$34	$104	0.1%

	Six Months Ended June 30, 2026
(in millions)	Interest Rate Reduction	Term Extension	Payment Delay	Payment Deferral and Term Extension	Total	Percentage of Total by Financing Class
Commercial, financial and agricultural	$—	$52	$27	$—	$79	0.2%
Owner-occupied	—	2	—	—	2	—
Total commercial and industrial	—	54	27	—	81	0.2
Investment properties	—	—	10	34	44	0.2
Total commercial real estate	—	—	10	34	44	0.2
Consumer mortgages	—	—	6	—	6	0.1
Other consumer loans	—	1	—	—	1	0.1
Total consumer	—	1	6	—	7	0.1
Total FDMs	$—	$55	$43	$34	$132	0.2%

	Three Months Ended June 30, 2025
(in millions)	Interest Rate Reduction	Term Extension	Payment Delay and Term Extension	Total	Percentage of Total by Financing Class
Commercial, financial and agricultural	$—	$4	$—	$4	—%
Total commercial and industrial	—	4	—	4	—
Investment properties		—	34	34	0.3
Total commercial real estate	—	—	34	34	0.3
Total FDMs	$—	$4	$34	$38	0.1%

	Six Months Ended June 30, 2025
(in millions)	Interest Rate Reduction	Term Extension	Payment Delay and Term Extension	Total	Percentage of Total by Financing Class
Commercial, financial and agricultural	$—	$8	$—	$8	0.1%
Total commercial and industrial	—	8	—	8	—
Investment properties	—	—	34	34	0.3
Total commercial real estate	—	—	34	34	0.3
Total FDMs	$—	$8	$34	$42	0.1%

The following tables present the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
(dollars in millions)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Weighted Average Payment Delay (in months)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension and Payment Delay (in months)	Weighted Average Payment Delay (in months)
Commercial, financial and agricultural	—%	3	12	—%	4	12
Owner-occupied	—	—	—	—	3	—
Investment properties	—	8	8	—	8	8
Consumer mortgages	—	—	6	—	—	6
Other consumer loans	—	120	—	—	124	—

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(dollars in millions)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Weighted Average Payment Delay (in months)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Weighted Average Payment Deferral (in months)
Commercial, financial and agricultural	—%	3	—	—%	4	—
Investment properties	—	6	6	—	6	6

During the three and six months ended June 30, 2026, there were no material FDMs that subsequently defaulted. During the three and six months ended June 30, 2025, there were no material FDMs that subsequently defaulted. Defaults are defined as the earlier of the FDM being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments. As of June 30, 2026 and December 31, 2025, there were no commitments to lend a material amount of additional funds to any borrower whose loan was classified as a FDM.

Pinnacle monitors the performance of FDMs to understand the effectiveness of its modification efforts. The following tables provide a summary of current, accruing past due, and non-accrual loans on an amortized cost basis by loan portfolio class that have been modified during the 12 months prior to June 30, 2026 and June 30, 2025, respectively.

	As of June 30, 2026
(in millions)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Non-accrual	Total
Commercial, financial and agricultural	$49	$—	$—	$41	$90
Owner-occupied	2	—	—	—	2
Total commercial and industrial	51	—	—	41	92
Investment properties	9	—	—	38	47
Total commercial real estate	9	—	—	38	47
Consumer mortgages	2	—	—	4	6
Other consumer loans	1	—	—	—	1
Total consumer	3	—	—	4	7
Total FDMs	$63	$—	$—	$83	$146

	As of June 30, 2025
(in millions)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Non-accrual	Total
Commercial, financial and agricultural	$20	$—	$—	$—	$20
Investment properties	34	—	—	—	34
Total FDMs	$54	$—	$—	$—	$54

Note 6 - Goodwill and Other Intangible Assets
During the first quarter of 2026, in connection with the Merger, Pinnacle reorganized its management reporting structure into two major reportable business segments: Banking and Wealth. Prior to the Merger, the Company operated through a single operating and reporting segment. In connection with these changes, goodwill of $1.8 billion was reallocated to the Banking and Wealth reporting units using a relative fair value approach. Changes to the carrying amount of goodwill by reporting unit for the six months ended June 30, 2026 are provided in the following table.

(in millions)	Banking	Wealth	Total

Change in goodwill from reallocation	$1,767	$82	$1,849
Goodwill acquired during the year (preliminary allocation)	1,338	292	1,630
Balance at June 30, 2026	$3,105	$374	$3,479

Effective January 1, 2026, Pinnacle merged with Synovus. In connection with the Merger, Pinnacle has recorded $1.6 billion of goodwill based on preliminary fair value estimates of assets acquired and liabilities assumed in the business combination as of June 30, 2026. Refer to Note 2 - Business Combination and Note 12 - Segment Reporting in this Report for additional information.
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

The following table shows the gross carrying amount and accumulated amortization of other intangible assets as of June 30, 2026 and December 31, 2025.

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2026
CDI	$937	$(168)	$769
Wealth Customer Relationships	262	(9)	253
Client Relationships	26	(18)	8
Other	15	—	15
Total other intangible assets	$1,240	$(195)	$1,045

December 31, 2025
CDI	$89	$(84)	$5
Client Relationships	26	(17)	9
Other	16	—	16
Total other intangible assets	$131	$(101)	$30

The estimated amortization expense of other intangible assets for the next five years is as follows:

(in millions)	Amortization Expense
Remainder of 2026	$90
2027	165
2028	147
2029	130
2030	113

Note 7 - Shareholders' Equity and Other Comprehensive Income (Loss)
Repurchases of Common Stock
On January 1, 2026, the Board of Directors approved share repurchases of up to $400 million of common stock in 2026. During the three and six months ended June 30, 2026, Pinnacle did not repurchase shares of common stock.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
The following table illustrates activity within the balances in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2026 and 2025.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in millions)	Net unamortized holding (losses) gains on AFS securities transferred to HTM	Net unrealized gains (losses) on securities AFS(1)	Net unrealized gains (losses) on cash flow hedges	Total
Balance at March 31, 2026	$11	$(205)	$(31)	$(225)
Other comprehensive income (loss) before reclassifications	—	(25)	(17)	(42)
Amounts reclassified from AOCI	(2)	22	—	20
Net current period other comprehensive income (loss)	(2)	(3)	(17)	(22)
Balance at June 30, 2026	$9	$(208)	$(48)	$(247)

Balance at March 31, 2025	$16	$(164)	$(18)	$(166)
Other comprehensive income (loss) before reclassifications	—	(52)	2	(50)
Amounts reclassified from AOCI	(2)	—	—	(2)
Net current period other comprehensive income (loss)	(2)	(52)	2	(52)
Balance at June 30, 2025	$14	$(216)	$(16)	$(218)

Balance at December 31, 2025	$12	$(105)	$(30)	$(123)
Other comprehensive income (loss) before reclassifications	—	(123)	(18)	(141)
Amounts reclassified from AOCI	(3)	20	—	17
Net current period other comprehensive income (loss)	(3)	(103)	(18)	(124)
Balance at June 30, 2026	$9	$(208)	$(48)	$(247)

Balance at December 31, 2024	$18	$(160)	$(26)	$(168)
Other comprehensive income (loss) before reclassifications	—	(66)	10	(56)
Amounts reclassified from AOCI	(4)	10	—	6
Net current period other comprehensive income (loss)	(4)	(56)	10	(50)
Balance at June 30, 2025	$14	$(216)	$(16)	$(218)

(1)    For June 30, 2026 and 2025, the ending balance in net unrealized gains (losses) on securities available for sale includes unrealized losses of $5 million, related to residual tax effects remaining in OCI primarily due to previously established deferred tax asset valuation allowances. In accordance with ASC 740-20-45-11(b), under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.
Note 8 - Fair Value Accounting
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies and Note 18- Fair Value of Financial Instruments" of Pinnacle's 2025 Form 10-K for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.

The following table presents assets and liabilities measured at estimated fair value on a recurring basis.

	June 30, 2026				December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Trading securities:
U.S. Treasury securities	$3	$—	$—	$3	$—	$—	$—	$—
Asset-backed securities	—	5	—	5	—	—	—	—
Other investments	—	1	—	1	—	—	—	—
Total trading securities	$3	$6	$—	$9	$—	$—	$—	$—
Securities available for sale:
U.S. Treasury securities	$2,838	$—	$—	$2,838	$1,586	$—	$—	$1,586
U.S. Government agency securities	—	188	—	188	—	195	—	195
Mortgage-backed securities	—	14,355	—	14,355	—	2,794	—	2,794
State and municipal securities	—	496	—	496	—	1,709	—	1,709
Corporate notes and other	—	276	—	276	—	283	—	283
Total securities available for sale	$2,838	$15,315	$—	$18,153	$1,586	$4,981	$—	$6,567
Mortgage loans held for sale	$—	$42	$—	$42	$—	$—	$—	$—
Other investments	—	38	294	332	—	23	230	253
Mutual funds held in rabbi trusts	100	—	—	100	13	—	—	13
Derivative assets	—	190	—	190	—	210	—	210
Liabilities
Mutual funds held in rabbi trusts	94	—	—	94	7	—	—	7
Derivative liabilities(1)	—	178	—	178	—	80	—	80

(1) Excludes from Level 3 the Visa derivative of $2 million at June 30, 2026.
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
Mortgage loans held for sale are initially measured at fair value under the fair value option election with subsequent changes in fair value recognized in total loan sales and servicing income on the consolidated statements of income.
The following table summarizes the difference between the fair value and the UPB of mortgage loans held for sale and the changes in fair value of these loans. An immaterial portion of these changes in fair value was attributable to instrument-specific credit risk. Pinnacle recorded no material changes in fair value in net income for the three and six months ended June 30, 2026.

Mortgage Loans Held for Sale
(in millions)	As of June 30, 2026
Fair value	$42
Unpaid principal balance	41
Fair value less aggregate unpaid principal balance	$1

Activity for Level 3 Assets
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 18 - Fair Value of Financial Instruments" of Pinnacle's 2025 Form 10-K for a description of the valuation techniques and significant inputs for Level 3 assets and liabilities that are measured at fair value on a recurring and non-recurring basis. During the three and six months ended June 30, 2026 and

2025, Pinnacle did not have any transfers in or out of Level 3 in the fair value hierarchy. The following tables provide rollforwards of Level 3 assets measured at fair value on a recurring basis.

Three Months Ended June 30, 2026
(in millions)	Other Investments
Ending balance at March 31, 2026	$282
Total gains (losses) realized/unrealized:
Included in earnings	4
Additions	11
Settlements	(3)
Ending balance at June 30, 2026	$294
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30, 2026	$4

Three Months Ended June 30, 2025
(in millions)	Other Investments
Beginning balance at March 31, 2025	$192
Total gains (losses) realized/unrealized:
Included in earnings	3
Purchases	7
Settlements	(3)
Ending balance at June 30, 2025	$199
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30, 2025	$3

Six Months Ended June 30, 2026
(in millions)	Other Investments
Beginning balance at December 31, 2025	$230
Impact from the Merger	40
Total gains (losses) realized/unrealized:
Included in earnings	13
Purchases	17
Settlements	(6)
Ending balance at June 30, 2026	$294
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30, 2026	$13

Six Months Ended June 30, 2025
(in millions)	Other Investments
Beginning balance at December 31, 2024	$177
Total gains (losses) realized/unrealized:
Included in earnings	3
Purchases	24
Settlements	(5)
Ending balance at June 30, 2025	$199
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30, 2025	$3

The following table presents assets measured at fair value on a non-recurring basis, as of the dates indicated, for which there was a fair value adjustment.

	June 30, 2026
(in millions)	Level 1	Level 2	Level 3
Collateral dependent loans (1)	$—	$—	$106
Other real estate	—	—	30
	December 31, 2025
(in millions)	Level 1	Level 2	Level 3
Collateral dependent loans (1)	$—	$—	$80
Other real estate	—	—	8
(1) The carrying values of collateral dependent loans at June 30, 2026 and December 31, 2025 are net of valuation allowances of $33 million and $32 million, respectively.
Fair Value of Financial Instruments
The following tables present the carrying and estimated fair values of financial instruments at June 30, 2026 and December 31, 2025. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash, cash equivalents, and restricted cash, the carrying amount is a reasonable estimate of fair value due the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. The fair values represent management’s best estimates based on a range of methodologies and assumptions. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies and Note 18 - Fair Value of Financial Instruments" to the consolidated financial statements of Pinnacle's 2025 Form 10-K for a description of how fair value measurements are determined.

	June 30, 2026
(in millions)	Carrying Value	Fair Value(1)	Level 1	Level 2	Level 3
Financial assets
Securities purchased with agreement to resell	$61	$61	$—	$—	$61
Investment securities held to maturity	2,448	2,292	20	2,272	—
Loans held for sale	609	609	—	609	—
Loans, net	87,120	86,394	—	—	86,394
Financial liabilities
Deposits and securities sold under agreements to repurchase	$101,748	$101,737	$—	$—	$101,737
FHLB advances and other borrowings	10,253	10,243	—	—	10,243

(1) Estimated fair values are consistent with an exit price concept.

	December 31, 2025
(in millions)	Carrying Value	Fair Value(1)	Level 1	Level 2	Level 3
Financial assets
Securities purchased with agreement to resell	$96	$96	$—	$—	$96
Investment securities held to maturity	2,591	2,410	20	2,390	—
Loans held for sale	97	98	—	98	—
Loans, net	38,712	38,288	—	—	38,288
Financial liabilities
Deposits and securities sold under agreements to repurchase	$47,717	$46,735	$—	$—	$46,735
FHLB advances and other borrowings	2,205	2,232	—	—	2,232

(1) Estimated fair values are consistent with an exit price concept.

Note 9 - Derivative Instruments and Hedging Activities
Pinnacle utilizes derivative instruments to manage its exposure to various types of interest rate risk, exposures related to liquidity and credit risk, and to facilitate client transactions. The primary types of derivative instruments utilized by Pinnacle consist of interest rate swaps and options, interest rate lock commitments made to prospective mortgage loan clients, commitments to sell fixed-rate mortgage loans, and foreign currency exchange contracts. Interest rate lock commitments represent derivative instruments since it is intended that such loans will be sold. Pinnacle also provides foreign currency exchange services, primarily forward contracts, with counterparties to allow commercial clients to mitigate exchange rate risk. Pinnacle covers its risk by entering into an offsetting foreign currency exchange forward contract. Pinnacle enters into risk participation agreements with financial institution counterparties where we are either a participant or a lead bank so that the risk of default on the interest rate swaps is shared. Pinnacle either pays or receives a fee depending on the participation type. As of June 30, 2026, Pinnacle has risk participation agreements with a total notional amount of $1.8 billion. Additionally, Pinnacle enters into swaps to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle enters into offsetting positions in order to minimize the risk to Pinnacle. These swaps qualify as derivatives, but are not designated as hedging instruments.
On June 28, 2024, Pinnacle executed a credit default swap (CDS) with a counterparty with a notional amount of $87 million. The CDS notional amount is equal to 5% of a reference pool of $1.7 billion in first lien consumer real estate - mortgage loans whereby the counterparty will assume the first loss position for these loans up to approximately $87 million in aggregate losses. Pinnacle will pay to the counterparty an annual loss protection fee equal to 7.95% of the corresponding notional amount of the CDS for as long as the loans in the reference pool remain outstanding. The notional amount of the CDS will decline over time as the loans in the reference portfolio are paid down, mature or the counterparty absorbs the first loss portion of losses on those loans. On December 22, 2025, Pinnacle executed a CDS with a notional amount of $80 million. The CDS notional amount is equal to 12.5% of a reference pool of commercial subscription lines of credit whereby the counterparty will assume first loss position for these loans up to approximately $80 million in aggregate losses. Pinnacle will pay to the counterparty an annual loss protection fee equal to 4.94% of the corresponding notional amount until the scheduled termination date of December 22, 2030, subject to early termination criteria not being met. The notional amount of the CDS will fluctuate until the replenishment cut-off date, December 22, 2028, subject to early termination criteria not being met, at which time the reference pool will decline over time. Each CDS qualifies as a derivative, but is not designated as a hedging instrument.
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements of Pinnacle's 2025 Form 10-K for additional information regarding accounting policies for derivatives.
Hedging Derivatives
Cash flow hedging relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The hedging strategy converts the SOFR-based variable interest rate on forecasted borrowings to a fixed interest rate and is used in an effort to protect Pinnacle from floating interest rate variability. The contracts effectively modify Pinnacle's exposure to interest rate risk by utilizing receive fixed/pay index-based variable rate interest rate swaps and floors. Pinnacle also uses interest rate caps to mitigate the impact of changing deposit rates of federal funds based deposit accounts.
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
Pinnacle utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable securities available for sale. The hedging strategy on securities converts the fixed interest rates to variable interest rates based on SOFR or federal funds rates. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the call dates of the hedged securities. Pinnacle has also entered into portfolio layer method fair value hedges on certain available for sale securities. Under the portfolio layer method, the hedged item is designated as a hedged layer of a closed portfolio of available for sale securities that is anticipated to remain outstanding throughout the hedge period. Pinnacle also utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on FHLB advances, other borrowings and deposits.The changes in fair value of the fair value hedges are recorded through earnings with an offset against changes in the fair value of the hedged item within net interest income in the consolidated statements of income. All components of each derivative instrument’s gain (loss) are included in the assessment of hedge effectiveness.

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
Certain derivative transactions have collateral requirements, both at the inception of the trade and as the value of each derivative position changes. As of June 30, 2026 and December 31, 2025, Pinnacle had recorded the right to reclaim cash collateral of $10 million and $36 million, respectively. As of June 30, 2026 and December 31, 2025, Pinnacle had recorded the obligation to return cash collateral of $100 million and $62 million, respectively.
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

	June 30, 2026			December 31, 2025
		Estimated Fair Value			Estimated Fair Value
(in millions)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in cash flow hedging relationships:
Interest rate contracts	$12,250	$79	$—	$9,750	$83	$—
Total cash flow hedges		$79	$—		$83	$—

Derivatives in fair value hedging relationships:
Interest rate contracts	$7,207	$52	$11	$4,340	$47	$1
Total fair value hedges		$52	$11		$47	$1
Total derivatives designated as hedging instruments		$131	$11		$130	$1

Derivatives not designated as hedging instruments:
Interest rate contracts	$27,013	$56	$167	$6,425	$40	$40
Mortgage derivatives - interest rate lock commitments	122	2	—	64	1	—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	124	—	—	53	—	—
Foreign exchange contracts	163	1	—	—	—	—
Visa derivative	—	—	2	—	—	—
Credit default swap	143	—	—	153	—	—
Total derivatives not designated as hedging instruments		$59	$169		$41	$40

The following table presents the effect of hedging derivative instruments in the consolidated statements of income and the total amounts for the respective line item affected for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30, 2026
	Interest Income		Interest Expense
(in millions)	Loans, including fees	Investment securities	Deposits	FHLB advances and other borrowings
Total interest income/expense amounts presented in the consolidated statements of income	$1,310	$208	$534	$77

Gain (loss) on fair value hedging relationships:
Recognized on derivatives	$—	$(2)	$(7)	$(21)
Recognized on hedged items	—	2	7	21
Pre-tax income (loss) recognized on fair value hedges	$—	$—	$—	$—

	Three Months Ended June 30, 2025
	Interest Income		Interest Expense
(in millions)	Loans, including fees	Investment securities	Deposits	FHLB advances and other borrowings
Total interest income/expense amounts presented in the consolidated statements of income	$570	$94	$285	$29

Gain (loss) on fair value hedging relationships:
Recognized on derivatives	$—	$(5)	$—	$5
Recognized on hedged items	—	5	—	(5)
Pre-tax income (loss) recognized on fair value hedges	$—	$—	$—	$—

	Six Months Ended June 30, 2026
	Interest Income		Interest Expense
(in millions)	Loans, including fees	Investment securities	Deposits	FHLB advances and other borrowings
Total interest income/expense amounts presented in the consolidated statements of income	$2,570	$405	$1,055	$136

Gain (loss) on fair value hedging relationships:
Recognized on derivatives	$—	$(8)	$(12)	$(34)
Recognized on hedged items	—	8	12	34
Pre-tax income (loss) recognized on fair value hedges	$—	$—	$—	$—

	Six Months Ended June 30, 2025
	Interest Income		Interest Expense
(in millions)	Loans, including fees	Investment securities	Deposits	FHLB advances and other borrowings
Total interest income/expense amounts presented in the consolidated statements of income	$1,118	$181	$558	$59

Gain (loss) on fair value hedging relationships:
Recognized on derivatives	$—	$(22)	$—	$17
Recognized on hedged items	—	22	—	(17)
Pre-tax income (loss) recognized on fair value hedges	$—	$—	$—	$—

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of the hedged assets/(liabilities) in fair value hedging relationships.

	June 30, 2026		December 31, 2025
(in millions)	Hedged Items Currently Designated		Hedged Items Currently Designated
Line item on the balance sheet	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
Securities available for sale(1)(2)	$2,355	$(92)	$3,701	$(48)
Interest-bearing deposits	(1,838)	(12)	—	—
FHLB advances and other borrowings	(3,425)	(35)	(1,174)	(1)

(1) In April 2022, interest rates swaps designated as fair value hedges with notional amounts totaling $164 million and market values totaling $14 million were terminated. Approximately $986,000 in gains were recognized at the time of termination and the remaining $3 million at June 30, 2026 will be accreted as additional interest income on the previously hedged available for sale mortgage backed and municipal securities over the same period as existing purchase discounts or premiums on these securities.
(2) Carrying amount represents amortized cost.
The pre-tax effect of changes in fair value from derivative instruments not designated as hedging instruments in the consolidated statements of income for the three and six months ended June 30, 2026 and 2025 is presented below.

		Gain (Loss) Recognized in Consolidated Statements of Income
		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Location in Consolidated Statements of Income	2026	2025	2026	2025
Derivatives not designated as hedging instruments:
Mortgage derivatives - interest rate lock commitments	Total loan sales and servicing	$2	$—	$2	$—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	Total loan sales and servicing	—	—	1	—
Foreign exchange contracts	Capital markets income	—	—	(1)	—
Visa derivative	Other non-interest expense	2	—	2	—

Note 10 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the three and six months ended June 30, 2026 and 2025. Diluted net income per common share incorporates the potential impact of contingently issuable shares such as those related to restricted share units (RSUs), and performance share units (PSUs), including awards which require future service and meeting certain performance and market metrics as a condition of delivery of the underlying common stock. During periods where the effect of these instruments is antidilutive, meaning their inclusion would increase earnings per share, they are excluded from the calculation.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions, except per share data, share count in thousands)	2026	2025	2026	2025
Basic Net Income Per Common Share:
Net income available to common shareholders	$313	$155	$448	$291
Weighted average common shares outstanding	151,104	76,891	151,051	76,809
Net income per common share, basic	$2.07	$2.01	$2.97	$3.79
Diluted Net Income Per Common Share:
Net income available to common shareholders	$313	$155	$448	$291
Weighted average common shares outstanding	151,104	76,891	151,051	76,809
Effect of dilutive outstanding equity-based awards	364	386	419	403
Weighted average diluted common shares	151,468	77,277	151,470	77,212
Net income per common share, diluted	$2.07	$2.00	$2.96	$3.77
Anti-dilutive shares (1)	146	317	252	655

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
The ACL associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. At June 30, 2026 and December 31, 2025, the ACL for unfunded commitments was $73 million and $16 million, respectively. Additionally, an immaterial amount of unearned fees relating to letters of credit are recorded within other liabilities on the consolidated balance sheets.

(in millions)	June 30, 2026	December 31, 2025
Letters of credit	$1,018	$601
Commitments to fund commercial and industrial loans	21,098	9,309
Commitments to fund commercial real estate, construction, and land development loans	7,697	5,329
Commitments under home equity lines of credit	4,066	1,904
Unused credit card lines	871	411
Other loan commitments	1,848	1,047
Total letters of credit and unfunded lending commitments	$36,598	$18,601
Legal Proceedings
Pinnacle and its subsidiaries are subject to various legal proceedings, claims, and disputes that arise in the ordinary course of its business. Additionally, in the ordinary course of business, Pinnacle and its subsidiaries are subject to regulatory and governmental examinations, information gathering requests, inquiries, and investigations. Pinnacle, like many other financial institutions, has been the target of legal actions and other proceedings asserting claims for damages and related relief for losses. These actions include, but are not limited to, mortgage loan and other loan put-back claims, claims and counterclaims asserted by individual clients related to their accounts or relationships, allegations of violations of state and federal laws, and regulations relating to banking practices, including putative class action matters. In addition to actual damages, if Pinnacle does not prevail in such asserted legal actions, credit-related litigation could result in additional write-downs or charge-offs of assets, which could adversely affect Pinnacle's results of operations during the period in which the write-down or charge-off were to occur.
At least quarterly, Pinnacle carefully examines and considers each legal matter using then available information, and, in those situations where Pinnacle determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Pinnacle establishes an appropriate reserve. An event is considered to be probable if the future event is likely to occur. In the absence of a determination that a loss contingency is both probable and reasonably estimable, no accrual is made. Once established, accruals are adjusted to reflect developments related to these matters. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel, and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of June 30, 2026 are adequate.
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
The Wealth segment provides a broad array of planning and advisory services, brokerage services, investment management, and trust services to individual, corporate, and institutional clients. Personal and institutional trust services provide advisory, investment management and trustee services to institutions, affluent and high-net-worth individuals. Family office services provide integrated, customized wealth management for ultra-high-net-worth, multigenerational families and other fee-only services such as estate administration, trust tax planning and custody. Brokerage services includes businesses that operate under the Company’s charter, through a broker/dealer and as a registered investment advisor. It generates revenue through fee-only arrangements, net interest income and other fee-only services (retail brokerage, investment banking and financial advisory services) as well as Pinnacle Asset Management.
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
Provision for (reversal of) credit losses is allocated to segments based on the balance of loans managed by the segments during the period. By comparison, the consolidated provision for (reversal of) credit losses is determined based on the ACL model using methodologies described in "Note 1 - Basis of Presentation and Accounting Policies" herein, with the difference between the consolidated provision for (reversal of) credit losses and the business segments' provision for (reversal of) credit losses reflected in Treasury and Corporate Other.
The following tables present certain financial information for each reportable business segment for the three and six months ended June 30, 2026 and 2025 and as of June 30, 2026 and December 31, 2025. The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable business segment may be periodically revised. Loan and deposit transfers occur from time to time between reportable business segments primarily to maintain the migration of clients and relationship managers between segments; however, prior period loan and deposit balances and any related net interest income and FTP are not adjusted for transfers.

	Three Months Ended June 30, 2026
(in millions)	Banking	Wealth	Treasury and Corporate Other	Pinnacle Consolidated
Net interest income	$807	$10	$139	$956
Provision for (reversal of) credit losses	62	—	1	63
Net interest income after provision for credit losses	745	10	138	893
Core banking fees	81	—	12	93
Wealth management revenue	5	80	—	85
Capital markets income	18	—	—	18
Total loan sales and servicing	9	—	—	9
Other non-interest revenue	9	—	33	42
Total non-interest revenue	122	80	45	247
Salaries and other personnel expense	205	48	125	378
Occupancy, equipment and software expense	40	1	61	102
Other operating expense(1)(2)	61	9	171	241
Total non-interest expense	306	58	357	721
Income (loss) before income taxes	$561	$32	$(174)	$419

	Three Months Ended June 30, 2025
(in millions)	Banking	Wealth	Treasury and Corporate Other	Pinnacle Consolidated
Net interest income	$355	$2	$23	$380
Provision for (reversal of) credit losses	23	—	1	24
Net interest income after provision for credit losses	332	2	22	356
Core banking fees	25	—	7	32
Wealth management revenue	4	28	—	32
Capital markets income	4	—	—	4
Total loan sales and servicing	6	—	—	6
Other non-interest revenue	2	1	48	51
Total non-interest revenue	41	29	55	125
Salaries and other personnel expense	113	20	47	180
Occupancy, equipment and software expense	19	—	25	44
Other operating expense(1)	22	1	39	62
Total non-interest expense	154	21	111	286
Income (loss) before income taxes	$219	$10	$(34)	$195

(1) Other operating expense for Banking and Wealth primarily includes software platform expense, professional fees, and FDIC insurance and other regulatory fees.
(2) Treasury and Corporate Other includes $48 million of the total merger-related expense of $51 million incurred during the period.

	Six Months Ended June 30, 2026
(in millions)	Banking	Wealth	Treasury and Corporate Other	Pinnacle Consolidated
Net interest income	$1,562	$20	$307	$1,889
Provision for (reversal of) credit losses	136	—	3	139
Net interest income after provision for credit losses	1,426	20	304	1,750
Core banking fees	162	—	22	184
Wealth management revenue	8	161	—	169
Capital markets income	36	—	—	36
Total loan sales and servicing	19	—	—	19
Other non-interest revenue	12	—	111	123
Total non-interest revenue	237	161	133	531
Salaries and other personnel expense	413	99	262	774
Occupancy, equipment and software expense	80	3	116	199
Other operating expense(1)(2)	117	18	565	700
Total non-interest expense	610	120	943	1,673
Income (loss) before income taxes	$1,053	$61	$(506)	$608

	Six Months Ended June 30, 2025
(in millions)	Banking	Wealth	Treasury and Corporate Other	Pinnacle Consolidated
Net interest income	$705	$5	$36	$746
Provision for (reversal of) credit losses	40	—	1	41
Net interest income after provision for credit losses	665	5	35	705
Core banking fees	50	—	14	64
Wealth management revenue	9	56	—	65
Capital markets income	6	—	—	6
Total loan sales and servicing	12	—	—	12
Other non-interest revenue	3	—	71	74
Total non-interest revenue	80	56	85	221
Salaries and other personnel expense	224	38	89	351
Occupancy, equipment and software expense	37	—	49	86
Other operating expense(1)	44	3	77	124
Total non-interest expense	305	41	215	561
Income (loss) before income taxes	$440	$20	$(95)	$365

(1) Other operating expense for Banking and Wealth primarily includes software platform expense, professional fees, and FDIC insurance and other regulatory fees.
(2) Treasury and Corporate Other includes $319 million of the total merger-related expense of $326 million incurred during the period.

	June 30, 2026
(dollars in millions)	Banking	Wealth	Treasury and Corporate Other	Pinnacle Consolidated
Loans, net of deferred fees and costs	$86,014	$6	$2,056	$88,076
Deposits	$88,359	$3,096	$9,443	$100,898
Full-time equivalent employees	4,924	566	2,943	8,433

	December 31, 2025
(dollars in millions)	Banking	Wealth	Treasury and Corporate Other	Pinnacle Consolidated
Loans, net of deferred fees and costs	$37,985	$—	$1,169	$39,154
Deposits	$42,339	$1,160	$3,902	$47,401
Full-time equivalent employees	2,367	250	1,093	3,710

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
INTRODUCTION AND CORPORATE PROFILE
Pinnacle Financial Partners, Inc. is a financial services company and registered bank holding company headquartered in Atlanta, Georgia. Through its wholly-owned subsidiary, Pinnacle Bank, a Tennessee state-chartered bank that is a member of the Federal Reserve System, the Company provides commercial and consumer banking in addition to a full suite of specialized products and services, including wealth services, treasury management, mortgage services, premium finance, asset-based lending, structured lending, capital markets, and international banking. Pinnacle also provides financial planning and investment advisory services through certain of its wholly-owned subsidiaries.
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
Pinnacle Bank is positioned in some of the highest growth markets in the Southeast, with 388 branches and 505 ATMs across its footprint as of June 30, 2026.
REGULATORY CAPITAL-RELATED DEVELOPMENTS
On March 19, 2026, the Federal Reserve, the FDIC, and the OCC issued a series of proposed rules to revise the U.S. regulatory capital framework to finalize the post-crisis Basel III reforms. Comments were due by June 18, 2026. As a Category IV banking organization, the Company and the Bank would not be required to adopt the new expanded risk-based approach. However, if implemented as proposed, the rules would impact how the Company and the Bank calculate regulatory capital ratios. Effective dates for the revised rules were not proposed. The Company and the Bank will continue to monitor for developments and consider impacts on capital planning.
EXECUTIVE SUMMARY
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Pinnacle’s results of operations for the three and six months ended June 30, 2026 compared to the same periods in 2025 and financial condition as of June 30, 2026 compared to December 31, 2025. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Pinnacle, the notes thereto, and management’s discussion and analysis contained in Pinnacle's 2025 Form 10-K.
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
A reading of each section is important to fully understand our financial performance.

DISCUSSION OF RESULTS OF OPERATIONS

Table 1 - Consolidated Financial Highlights
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions, except per share data)	2026	2025	Change(1)	2026	2025	Change(1)
Net interest income	$956	$380	151%	$1,889	$746	153%
Provision for credit losses	63	24	160	139	41	237
Non-interest revenue	247	125	97	531	221	139
Total revenue	1,203	505	138	2,420	967	150
Non-interest expense	721	286	152	1,673	561	198
Income before income taxes	419	195	114	608	365	66
Net income	328	159	104	478	299	59
Less: Preferred stock dividends	15	4	290	30	8	291
Net income available to common shareholders	313	155	101	448	291	53
Net income per common share, basic	2.07	2.01	3	2.97	3.79	(22)
Net income per common share, diluted	2.07	2.00	4	2.96	3.77	(21)
Net interest margin(2)	3.44%	3.23%	21 bps	3.48%	3.22%	26 bps
Net charge-off ratio(2)	0.22	0.20	2	0.23	0.18	5
Return on average assets(2)	1.06	1.18	(12)	0.79	1.13	(34)
Return on average common equity(2)	9.01	9.72	(71)	6.51	9.26	nm
Efficiency ratio (TE)	59.4	55.2	nm	68.4	56.5	nm

(1)    Percentage changes are calculated using unrounded amounts and may differ from calculations based on rounded figures.
(2)    Annualized

	June 30, 2026	March 31, 2026	Sequential Quarter Change		June 30, 2025	Year-Over-Year Change
(dollars in millions)
Loans, net of deferred fees and costs	$88,076	$85,197	$2,879		$37,105	$50,971
Total average loans, quarter	86,406	83,691	2,715		36,968	49,438
Total deposits	100,898	100,103	795		45,022	55,876
Total average deposits, quarter	100,278	99,168	1,110		44,234	56,044
Non-performing assets ratio	0.50%	0.58%	(8)	bps	0.44%	6	bps
Non-performing loans ratio	0.47	0.54	(7)		0.42	5
Past due loans over 90 days (as a % of loans)	0.01	0.01	—		0.01	—
ACL to loans coverage ratio	1.17	1.19	(2)		1.17	—
CET1 capital ratio	9.93	9.81	12		10.70	(77)
Total shareholders’ equity to total assets ratio	11.49	11.89	(40)		12.11	(62)

Second Quarter 2026 Overview
As the Merger became effective January 1, 2026, reported results reflect Legacy Pinnacle results prior to the completion of the Merger and results for the combined entity from the Merger closing date forward. As such, comparative data in MD&A as of and for the periods ended December 31, 2025 and June 30, 2025 reflect only Legacy Pinnacle.
Net income available to common shareholders for the second quarter of 2026 was $313 million, or $2.07 per diluted common share, compared to $155 million, or $2.00 per diluted common share, for the second quarter of 2025. Net income available to common shareholders for the six months ended June 30, 2026 was $448 million, or $2.96 per diluted common share, compared to $291 million, or $3.77 per diluted common share, for the six months ended June 30, 2025. The increase in net income available to common shareholders for the three and six months ended June 30, 2026 when compared to the same periods in 2025 is primarily due to the Merger. Other impacts to the comparable periods are noted below and throughout this MD&A.
Net interest income for the second quarter June 30, 2026 was $956 million, up $576 million, or 151%, compared to the same period in 2025. Net interest income for the six months ended June 30, 2026 was $1.9 billion, up $1.1 billion, or 153%, compared to the same period in 2025. Net interest income during both the three and six month periods ended June 30, 2026 was impacted by purchase accounting marks on the Synovus balance sheet and associated accretion, fixed-asset repricing, the repositioning of our securities portfolio, modest pressure from lower SOFR rates, and, specifically in the second quarter, incremental wholesale funding reliance due to deposit seasonality. Purchase accounting accretion on loans may fluctuate quarter-to-quarter due to prepayments on loans during the respective periods. Net interest margin for the three and six months ended June 30, 2026 was 3.44% and 3.48%, respectively, compared to Legacy Pinnacle margin of 3.23% and 3.22%, respectively, during the same periods in 2025.
Non-interest revenue for the three and six months ended June 30, 2026 was $247 million and $531 million, respectively, up $122 million, or 97%, and $310 million, or 139%, respectively, compared to the same periods in 2025. Nearly all non-interest revenue categories were impacted by the Merger. Outside of the impact of the Merger, increases in both the three and six month periods ended June 30, 2026, when compared to the comparable periods in 2025, are largely the result of growth in core banking fees, wealth management revenues and capital markets income, offset in part by investment securities losses incurred as a result of the repositioning of our securities portfolio post-merger. The three month period ended June 30, 2026 was also negatively impacted by a decline in income from our equity method investment in BHG attributable to its intentional shift in placement strategy.
Non-interest expense for the three and six months ended June 30, 2026 was $721 million and $1.7 billion, up $435 million, or 152%, and $1.1 billion, or 198%, respectively, compared to the same periods in 2025. Merger-related expense for the three and six months ended June 30, 2026 was $51 million and $326 million, respectively. Excluding merger-related expense, non-interest expense during the three and six months ended June 30, 2026, as compared to the same prior year periods, was impacted by higher employment expenses, largely due to increased headcount and increases in equipment, occupancy and software expense primarily the result of software-related costs, some of which will be offset as merger-related synergies are realized.
At June 30, 2026, loans, net of deferred fees and costs, of $88.1 billion increased $48.9 billion from December 31, 2025, primarily driven by the Merger. Outside of the impact of the Merger, we experienced significant C&I loan growth during the six months ended June 30, 2026, a result of balanced growth between our specialty and geographic business units.
Credit metrics at June 30, 2026 included NPAs and NPLs at 50 bps and 47 bps, respectively, and total past due loans at 14 bps as a percentage of total loans. Net charge-offs/average loans for the three and six months ended June 30, 2026 were in line with our expectations at 22 and 23 bps annualized, respectively. The ACL to loans coverage ratio was 1.17% at both June 30, 2026 and December 31, 2025. The reserve was largely impacted by loan growth offset in part by a decline in reserves for individually analyzed credits. The ACL to NPL coverage ratio was 248% at June 30, 2026, compared to 343% at December 31, 2025.
Total period-end deposits at June 30, 2026 increased $53.5 billion compared to December 31, 2025, and were primarily driven by the Merger. Excluding the impact of the Merger, the increase is reflective of an increase in interest-bearing and non-interest-bearing demand deposits and money market accounts.
At June 30, 2026, Pinnacle's' CET1 ratio was 9.93%. Our intent remains to deploy capital generated through earnings to client growth as we proceed through 2026 while building CET1.
More detail on Pinnacle's financial results for the three and six months ended June 30, 2026 may be found in subsequent sections of "Item 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report. See also "Part II – Item 1A. – Risk Factors" of this report.
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

(1) Non-GAAP financial measure; see "Table 14 - Reconciliation of Non-GAAP Financial Measures" of this Report for applicable reconciliation to the most comparable GAAP measure.
(2) Assumes net interest margin of 3.44% - 3.47% and no FOMC action through 2026.

(3) Includes approximately $185 million of estimated intangible amortization in 2026 along with an assumption that 40% of the expected net cost savings from the Merger will be realized in 2026.
(4) Based on earnings adjusted for merger-related costs.
Loans
The following table compares the composition of the loan portfolio at June 30, 2026, and December 31, 2025.

Table 2 - Loans by Portfolio Class

(dollars in millions)	June 30, 2026		December 31, 2025
Commercial, financial and agricultural	$36,676	41.6%	$16,549	42.3%
Owner-occupied	14,439	16.4	5,747	14.6
Total commercial and industrial(1)	51,115	58.0	22,296	56.9
Investment properties	20,747	23.6	9,496	24.3
1-4 family properties	1,917	2.2	1,284	3.3
Land and development	931	1.0	576	1.4
Total commercial real estate	23,595	26.8	11,356	29.0
Consumer mortgages	8,459	9.6	3,456	8.8
Home equity	3,002	3.4	1,374	3.5
Credit cards	236	0.3	53	0.1
Other consumer loans	1,669	1.9	619	1.7
Total consumer	13,366	15.2	5,502	14.1
Loans, net of deferred fees and costs	$88,076	100.0%	$39,154	100.0%

(1) Includes senior housing loans of $4.3 billion, $521 million, and $564 million at June 30, 2026, December 31, 2025, and June 30, 2025, respectively, which are primarily classified as owner-occupied in accordance with our underwriting process.
At June 30, 2026, loans, net of deferred fees and costs of $88.1 billion increased $48.9 billion, or 125%, from December 31, 2025, primarily as a result of the Merger. C&I loans remain the largest component of our loan portfolio, representing 58.0% of total loans, while CRE and consumer loans represent 26.8% and 15.2%, respectively. Our portfolio composition is guided by our strategic growth plan, in conjunction with risk oversight of portfolio concentrations.
Total commercial loans (which are comprised of C&I and CRE loans) at June 30, 2026 were $74.7 billion, or 84.8% of the total loan portfolio, compared to $33.7 billion, or 85.9%, at December 31, 2025.
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
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Pinnacle's loan portfolio and is primarily comprised of general middle market and commercial banking clients across a diverse set of industries as well as certain specialized lending verticals. The following table shows the composition of the C&I loan portfolio aggregated by NAICS code. As of June 30, 2026 and December 31, 2025, 92.2% and 89.8%, respectively, of Pinnacle's C&I loans are secured by real estate, business equipment, inventory, and other types of collateral. C&I loans at June 30, 2026 grew $28.8 billion from December 31, 2025, primarily as a result of the Merger. Outside of the impact of the Merger, the growth was diverse by geography and supported by specialty lending.

Table 3 - Commercial and Industrial Loans by Industry
		June 30, 2026		December 31, 2025
(dollars in millions)	NAICS Code	Amount	%(1)	Amount	%(1)
Finance and insurance	52	$8,882	17.4%	$1,559	7.0%
Health care and social assistance	62	6,196	12.1	1,610	7.2
Retail trade	44-45	3,397	6.6	1,403	6.3
Accommodation and food services	72	3,138	6.1	1,371	6.1
Non classifiable		3,120	6.1	3,226	14.5
Lessors of real estate	5311	3,049	6.0	1,448	6.5
Wholesale trade	42	2,813	5.5	1,048	4.7
Manufacturing	31-33	2,655	5.2	1,174	5.3
Construction	23	2,272	4.4	1,018	4.6
Real estate and rental and leasing other	53	2,131	4.2	1,111	5.0
Professional, scientific, and technical services	54	2,111	4.1	1,137	5.1
Transportation and warehousing	48-49	1,820	3.6	928	4.2
Other services	81	1,805	3.5	886	4.0
Information	51	1,757	3.4	1,452	6.5
Arts, entertainment and recreation	71	1,723	3.4	1,022	4.6
Other industries(2)		1,465	3.0	497	2.1
Educational services	61	1,176	2.3	574	2.6
Public administration	92	973	1.9	448	2.0
Admin, support, waste mgmt, and remediation svcs	56	632	1.2	384	1.7
Total commercial and industrial loans		$51,115	100.0%	$22,296	100.0%

(1) Loan balance in each category expressed as a percentage of total C&I loans.
(2) Comprised of NAICS industries that are less than 1% of total C&I loans.
At June 30, 2026, $36.7 billion of C&I loans, or 41.6% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets, or refinance.
At June 30, 2026, $14.4 billion of C&I loans, or 16.4% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral such as senior housing facilities. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The secondary source of repayment on these loans is the underlying real estate. These loans are predominantly secured by owner-occupied and other real estate and, to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE consists primarily of income-producing investment properties loans, as well as 1-4 family properties, land and development. Total CRE loans of $23.6 billion increased $12.2 billion from December 31, 2025, largely due to the Merger.
Investment properties loans consist of construction and mortgage loans for income-producing properties and are primarily made to finance multi-family properties, hotels, office buildings, retail, warehouse/industrial and other commercial development properties. Total investment properties loans as of June 30, 2026 were $20.7 billion, or 87.9% of the CRE loan portfolio, and increased $11.3 billion from December 31, 2025 primarily as a result of the Merger.

The following table shows the principal categories of the investment properties loan portfolio at June 30, 2026 and December 31, 2025.

Table 4 - Investment Properties Loan Portfolio
	June 30, 2026		December 31, 2025
(dollars in millions)	Amount	% (1)	Amount	% (1)
Multi-Family	$6,592	31.8%	$3,433	36.2%
Hotels	2,528	12.2	574	6.0
Office Buildings	2,684	12.9	1,176	12.4
Retail	3,658	17.6	1,307	13.8
Warehouse/Industrial	3,294	15.9	2,087	22.0
Other investment property	1,991	9.6	919	9.6
Total investment properties loans	$20,747	100.0%	$9,496	100.0%

(1)    Loan balance in each category expressed as a percentage of total investment properties loans.

1-4 Family Properties Loans
1-4 family properties loans include construction loans to home builders and commercial mortgage loans related to 1-4 family rental properties and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Pinnacle. At June 30, 2026, 1-4 family properties loans totaled $1.9 billion, or 8.1% of the CRE loan portfolio.
Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Pinnacle, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). At June 30, 2026, land and development loans totaled $931 million, or 4.0% of the CRE loan portfolio.
Consumer Loans
The consumer loan portfolio consists of a wide variety of loan products offered through Pinnacle's banking network, including first and second residential mortgages, home equity and consumer credit card loans, as well as both secured and unsecured loans from third-party lending. Consumer loans were $13.4 billion as of June 30, 2026.
Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the composition of period-end deposits as of the dates indicated. See Table 11 - Quarter-to-Date Net Interest Income and Table 12 - Year-to-Date Net Interest Income in this Report for information on average deposits including average rates.

Table 5 - Composition of Period-end Deposits
(dollars in millions)	June 30, 2026	%(1)	December 31, 2025	%(1)	June 30, 2025	%(1)
Non-interest-bearing demand deposits	$20,657	20.5%	$9,051	19.1%	$8,663	19.2%
Interest-bearing demand deposits	28,708	28.4	15,649	33.0	14,301	31.8
Money market accounts	36,343	36.0	16,824	35.5	16,329	36.3
Savings deposits	1,784	1.8	804	1.7	788	1.7
Time deposits	13,406	13.3	5,073	10.7	4,941	11.0
Total deposits	$100,898	100.0%	$47,401	100.0%	$45,022	100.0%

(1)    Deposits balance in each category expressed as percentage of total deposits.

Total period-end deposits at June 30, 2026 were up $53.5 billion, or 113%, compared to December 31, 2025 primarily as a result of the Merger. Excluding the impact of the Merger, the increase is primarily reflective of an increase in interest-bearing and non-interest-bearing demand deposits and money market accounts. Total average deposit costs were 2.14% in the second quarter of 2026.
Non-interest Revenue
The following table shows the principal components of non-interest revenue.

Table 6 - Non-interest Revenue
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2026	2025	$ Change(1)	% Change(1)	2026	2025	$ Change(1)	% Change(1)
Core banking fees	$93	$32	$61	189%	$184	$64	$120	186%
Wealth management revenue	85	32	53	163	169	65	104	160
Income from equity method investment	24	26	(2)	(8)	55	46	9	18
Capital markets income	18	4	14	403	36	6	30	482
Total loan sales and servicing	9	6	3	65	19	12	7	59
Income from bank-owned life insurance	19	13	6	45	39	23	16	70
Investment securities gains (losses), net	(29)	—	(29)	nm	(26)	(13)	(13)	(109)
Other non-interest revenue	28	12	16	129	55	18	37	206
Total non-interest revenue	$247	$125	$122	97%	$531	$221	$310	139%
(1) Amounts may not total due to rounding and percentage changes are calculated using unrounded amounts and may differ from calculations based on rounded figures.

Three and Six Months Ended June 30, 2026 compared to June 30, 2025
Non-interest revenue for the three and six months ended June 30, 2026 was up $122 million, or 97%, and up $310 million, or 139%, respectively, compared to the same periods in 2025. The increases reflect combined operations following the Merger, which is the primary contributor to higher overall non-interest revenue. The three months ended June 30, 2026 was also impacted by losses from sales of AFS investment securities as a result of ongoing securities portfolio repositioning, partially offset by increases in wealth management revenue and core banking fees. The six months ended June 30, 2026 benefited from increased wealth management revenue, core banking fees, and capital markets income.
Core banking fees consists of account analysis fees on deposit accounts, NSF fees, credit and debit card interchange fees, merchant revenue, letter/line of credit fees, rent on safe deposit boxes and all other service charges. These fees were $93 million and $184 million during the three and six months ended June 30, 2026, respectively. Excluding the impact from the Merger, card fees, service charges on deposit accounts, and line of credit non-usage fees were the primarily drivers for the increases during the periods.
Wealth management revenue consists primarily of fees derived from trust income, brokerage revenue, and insurance revenue. Wealth management revenue was $85 million and $169 million for the three and six months ended June 30, 2026, respectively. Excluding the impact of the Merger, wealth management revenue increased primarily due to increases in brokerage commissions and overall trust fees.
Income from equity method investment is comprised solely of income derived from our 49% equity method investment in BHG. BHG is engaged in facilitating originations of commercial and consumer loans largely to skilled professionals throughout the United States. The loans are either financed by secured borrowings or sold to independent financial institutions and investors. Income from equity method investment decreased $2 million, or 8%, during the three months ended June 30, 2026 as compared to the same period in 2025, primarily the result of an intentional shift in placement strategy by BHG. During the six months ended June 30, 2026 as compared to the same period in 2025, income from our equity method investment in BHG increased $9 million, or 18%, largely the result of increases in gains on sales of commercial and consumer loans through BHG's platforms, partially offset by the aforementioned intentional shift in placement strategy. Earnings from BHG are likely to fluctuate from period-to-period, based on volumes and the distribution of loans across their delivery platforms.
Capital markets income, which primarily includes fee income from client derivative transactions, arranger/syndication fees, debt capital market transactions, M&A advisory fees, foreign exchange, as well as other miscellaneous income from capital market transactions, increased to $18 million and $36 million in the three and six months ended June 30, 2026, respectively. Outside of the impact of the Merger, capital markets income increased primarily due to higher syndication fees, client derivative transactions and M&A advisory fees in the three and six months ended June 30, 2026, partially offset by a decrease in foreign exchange related income during the same periods.
Total loan sales and servicing consisting of net gains on loan origination/sales activities were $9 million and $19 million for the three and six months ended June 30, 2026, respectively. Excluding the impact of the Merger, total loan sales were negatively impacted by lower mortgage loan origination fees during the three and six months ended June 30, 2026.
Income from BOLI was $19 million and $39 million for the three and six months ended June 30, 2026, respectively, and includes increases in the cash surrender value of policies and proceeds from insurance benefits. The increase for the three and six months ended June 30, 2026 compared to the same periods in 2025 was primarily driven by the impact of the Merger. Outside of the Merger, income from BOLI in the three months ended June 30, 2026, was impacted by lower proceeds from insurance benefits, while the six months ended June 30, 2026 was impacted by the aforementioned lower proceeds from insurance benefits, partially offset by an increase in cash surrender value appreciation income.
The main components of other non-interest revenue are fees for commercial sponsorship income, including transaction and servicing fees associated with certain third-party lending relationships, earnings from other equity investments, earnings from tax credit investments, general processing charges, and other miscellaneous items. The three and six months ended June 30, 2026 increased $16 million and $37 million, respectively, compared to the same periods in 2025, largely due to the Merger. Excluding the Merger impact, other non-interest revenue in the three months ended June 30, 2026 increased largely due to higher income from tax credit investments, substantially from the sale of an investment, and higher ORE rental income, partially offset by lower commercial sponsorship income, while other non-interest income in the six months ended June 30, 2026 increased primarily due to higher general processing charges and the aforementioned increase in income from tax credit investments and ORE rental income, partially offset by a decrease in the aforementioned commercial sponsorship income.
Non-interest Expense
The following table summarizes the components of non-interest expense.

Table 7 - Non-interest Expense
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2026	2025	$ Change(1)	% Change(1)	2026	2025	$ Change(1)	% Change(1)
Salaries and other personnel expense	$378	$180	$198	110%	$774	$351	$423	120%
Net occupancy, equipment, and software expense	102	44	58	133	199	86	113	130
Amortization of intangibles	46	1	45	nm	94	3	91	nm
FDIC insurance and other regulatory fees	20	8	12	167	43	18	25	133
Merger-related expense	51	—	51	nm	326	—	326	nm
Other operating expense	124	53	71	132	237	103	134	131
Total non-interest expense	$721	$286	$435	152%	$1,673	$561	$1,112	198%
(1) Amounts may not total due to rounding and percentage changes are calculated using unrounded amounts and may differ from calculations based on rounded figures.

Three and Six Months Ended June 30, 2026 compared to June 30, 2025
Non-interest expense for the three and six months ended June 30, 2026 was up $435 million, or 152%, and up $1.1 billion, or 198%, respectively, compared to the same periods in 2025. The increases reflect combined operations following the Merger, which is the primary contributor to higher overall non-interest expense. Merger-related expense for the three months ended June 30, 2026 was $51 million, while the six months ended June 30, 2026 was $326 million and included merger-related equity acceleration costs. Excluding merger-related expense, non-interest expense during the three and six months ended June 30, 2026 as compared to the same prior year periods was impacted by higher employment expenses, largely due to increased headcount.
Salaries and other personnel expense increased $198 million and $423 million, respectively, for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, primarily due to the impact of the Merger. Outside of the impact of the Merger, salaries and other personnel expenses were impacted by increased headcount. During the quarter, in addition to the impact of the Merger, we added 74 revenue producer hires as well as team members associated with certain critical support functions, such as technology, operations, and security.
Also contributing to total salaries and employee benefits in the three and six months ended June 30, 2026 were cash and equity incentives of $74 million and $150 million, respectively, compared to $48 million and $83 million, respectively, in the comparable prior year periods. We believe that cash and equity incentives are a valuable tool in motivating a team member base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, the majority of our bank's non-commissioned team members are participants in our annual cash incentive plan in 2026 with a minimum targeted bonus equal to 10% of each team member's annual salary, and nearly all of our bank's team members are participating in our equity compensation plans in 2026. Under the 2026 annual cash incentive plan, the targeted level of incentive payments require achievement of a certain soundness threshold and a targeted level of annual revenue and annual diluted earnings per common share (in each case subject to certain adjustments). To the extent that the soundness threshold is met and revenue and diluted earnings per common share are above or below the targeted amount, the aggregate incentive payments will be increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives.
Net occupancy, equipment, and software expense was $102 million and $199 million for the three and six months ended June 30, 2026, respectively. Excluding the impact of the Merger, ongoing investments in technology were the primary contributor to increases in these costs.
Amortization of intangibles for the three and six months ended June 30, 2026 was $46 million and $94 million, respectively, and included amortization associated with a core deposit intangible and a wealth customer relationship intangible created as a result of the Merger.
FDIC insurance and other regulatory fees were $20 million and $43 million for the three and six months ended June 30, 2026, respectively. FDIC insurance and other regulatory fees increased largely due to a higher base assessment rate as a result of the Merger.
Merger-related expenses were $51 million and $326 million for the three and six months ended June 30, 2026, respectively. During the three months ended June 30, 2026, these expenses included $19 million in employee-related costs, $13 million in advisory fees, $5 million related to contract terminations, $3 million each in travel expenses and lease terminations / branch closures, respectively, and $8 million in other costs, while the six months ended June 30, 2026 included $117 million in advisory fees, $110 million in other employee-related costs, $70 million in equity acceleration expense, and $29 million in other costs.
Other operating expense includes advertising, travel, professional, insurance, network and communication, software platform expenses, other taxes, subscriptions and dues, restructuring charges, other loan and ORE expense, postage and freight, training, business development, donations, supplies, and other miscellaneous expense. Other operating expense for the three and six months ended June 30, 2026 was $124 million and $237 million, respectively. Excluding the impact of the Merger, other operating expense during the three months ended June 30, 2026 was impacted by increases in ORE expense, software platform expense, which includes third-party data processing fees, and business development expense, partially offset by a decrease in professional fees, while the increase during the six months ended June 30, 2026 was driven by increases in the same aforementioned expenses, partially offset by decreases in certain franchise tax accruals and professional fees.
Income Tax Expense
Income tax expense was $91 million and $36 million for the three months ended June 30, 2026 and 2025, respectively, representing effective tax rates of 21.7% and 18.5%, respectively. Income tax expense was $130 million and $66 million for the six months ended June 30, 2026 and 2025, respectively, representing effective tax rates of 21.4% and 18.1%, respectively.
The effective tax rate was higher for the three and six months ended June 30, 2026, compared to the same periods in the prior year primarily due to certain merger-related expenses which were not deductible for income tax purposes as well as the sale of certain state and municipal securities which decreased the benefit of tax-exempt interest income in the current year. Comparability to the prior period was also affected by varying levels of pre-tax income as well as changes in the timing and mix of discrete tax items, including tax benefits from share-based compensation, the accrual and release of valuation allowances and changes in reserves for uncertain tax positions.
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
At June 30, 2026, credit metrics included NPAs and NPLs at 50 bps and 47 bps, respectively, and total past due loans at 14 bps as a percentage of total loans. Net charge-offs were $48 million, or 22 bps annualized, and $97 million, or 23 bps annualized for the three and six months ended June 30, 2026.
The table below includes selected credit quality metrics.

Table 8 - Credit Quality Metrics
(dollars in millions)	June 30, 2026	December 31, 2025	June 30, 2025
Non-performing loans	$415	$133	$157
ORE and Other Assets	29	8	5
Non-performing assets	$444	$141	$162
Loans, net of deferred fees and costs	$88,076	$39,154	$37,105
Non-performing loans as a % of total loans	0.47%	0.34%	0.42%
Non-performing assets as a % of total loans and ORE	0.50	0.36	0.44
Loans 90 days past due and still accruing	$9	$3	$5
As a % of total loans	0.01%	0.01%	0.01%
Total past due loans and still accruing	$127	$57	$53
As a % of total loans	0.14%	0.14%	0.14%
FDMs	$146	$61	$54
Net charge-offs, quarter	48	27	19
Net charge-offs/average loans, quarter (annualized)	0.22%	0.28%	0.20%
Net charge-offs, year-to-date	$97	$77	$33
Net charge-offs/average loans, year-to-date (annualized)	0.23%	0.21%	0.18%
Provision for (reversal of) loan losses, quarter	$62	$34	$23
Provision for (reversal of) unfunded commitments, quarter	1	—	1
Provision for (reversal of) credit losses, quarter	$63	$34	$24
Provision for (reversal of) loan losses, year-to-date	133	107	40
Provision for (reversal of) unfunded commitments, year-to-date	6	—	1
Provision for (reversal of) credit losses, year-to-date	139	107	41
Allowance for loan losses	$956	$442	$422
Reserve for unfunded commitments	73	16	13
Allowance for credit losses	$1,029	$458	$435
ACL to loans coverage ratio	1.17%	1.17%	1.17%
ALL to loans coverage ratio	1.09	1.13	1.14
ACL/NPLs	248.18	343.19	277.05
ALL/NPLs	230.52	331.09	268.58

Non-performing Assets
Total NPAs were $444 million at June 30, 2026. Excluding the increase resulting from the Merger, NPAs were largely impacted during the quarter by two senior housing relationships.

Criticized and Classified Loans
Our loan ratings are aligned to federal banking regulators' definitions of pass and criticized categories, which include special mention, substandard, doubtful, and loss. Substandard accruing and non-accruing loans, doubtful, and loss loans are often collectively referred to as classified. Special mention, substandard, doubtful, and loss loans are often collectively referred to as criticized and classified loans. The following table presents a summary of criticized and classified loans. Criticized and classified loans at June 30, 2026 increased $1.1 billion compared to December 31, 2025, due to the impact of the Merger. Outside of the impact of the Merger, criticized and classified loans have decreased during 2026 due to upward migration and the paydown of several commercial credits.

Table 9 - Criticized and Classified Loans
(dollars in millions)	June 30, 2026	December 31, 2025
Special mention	$917	$494
Substandard	862	185
Doubtful	11	—
Loss	22	—
Criticized and Classified loans	$1,812	$679
As a % of total loans	2.1%	1.7%

Provision for (Reversal of) Credit Losses and Allowance for Credit Losses
The provision for credit losses was $63 million and $139 million, respectively, for the three and six months ended June 30, 2026 compared to a provision of $24 million and $41 million for the three and six months ended June 30, 2025, respectively. The increase was primarily attributable to the impact of the Merger. Excluding the impact of the Merger, provision was primarily driven by net loan growth, partially offset by a reduction in the individually analyzed reserves. Net charge-offs for the three and six months ended June 30, 2026 were $48 million and $97 million, respectively, as compared to $19 million and $33 million for the three and six months ended June 30, 2025, respectively.
The ALL of $956 million and the reserve for unfunded commitments of $73 million, which is recorded in other liabilities, comprise the total ACL of $1.0 billion at June 30, 2026. The ACL to loans coverage ratio was 1.17% at June 30, 2026, compared to 1.19% at March 31, 2026, reflecting the impact of net loan growth and a reduction in the individually analyzed reserves. The ACL to NPL coverage ratio was 248% at June 30, 2026 compared to 343% at December 31, 2025, reflecting the increase in nonperforming loan balances following the Merger, partially offset by growth in the ACL balance over the period.
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
At June 30, 2026, Pinnacle and Pinnacle Bank's capital levels remained strong and exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Pinnacle and Pinnacle Bank's capitalization.

Table 10 - Capital Ratios
(dollars in millions)	June 30, 2026	December 31, 2025
CET1 capital
Pinnacle Financial	$9,979	$5,060
Pinnacle Bank	10,755	5,173
Tier 1 risk-based capital
Pinnacle Financial	10,760	5,278
Pinnacle Bank	10,755	5,174
Total risk-based capital
Pinnacle Financial	12,254	6,033

Table 10 - Capital Ratios
(dollars in millions)	June 30, 2026	December 31, 2025
Pinnacle Bank	11,849	5,620
CET1 capital ratio
Pinnacle Financial	9.93%	10.88%
Pinnacle Bank	10.73	11.13
Tier 1 risk-based capital ratio
Pinnacle Financial	10.71	11.34
Pinnacle Bank	10.73	11.13
Total risk-based capital to risk-weighted assets ratio
Pinnacle Financial	12.20	12.97
Pinnacle Bank	11.83	12.09
Leverage ratio
Pinnacle Financial	8.96	9.57
Pinnacle Bank	8.97	9.39

At June 30, 2026, Pinnacle's CET1 ratio was 9.93%. For additional information on regulatory capital requirements, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 20 - Regulatory Matters" to the consolidated financial statements of Pinnacle's 2025 Form 10-K. Management reviews the Company's capital position on an ongoing basis and believes, based on internal capital analyses and earnings projections, that Pinnacle is well positioned to meet relevant regulatory capital standards.
On January 1, 2026, the Board of Directors approved a capital plan that included an anticipated quarterly common stock dividend of $0.50 per share for 2026 and authorized share repurchases of up to $400 million of common stock. During the three and six months ended June 30, 2026, Pinnacle did not repurchase shares of common stock.
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
Pinnacle declared common stock dividends of $75 million, or $0.50 per common share, and $150 million, or $1.00 per common share, respectively, for the three and six months ended June 30, 2026, compared to $19 million, or $0.24 per common share, and $38 million, or $0.48 per common share, respectively, for the three and six months ended June 30, 2025. In addition, Pinnacle declared dividends on its preferred stock of $15 million and $30 million, respectively, for the three and six months ended June 30, 2026, compared to $4 million and $8 million, respectively, for the three and six months ended June 30, 2025.

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
Pinnacle continues to proactively manage its liquidity position and maintain robust contingent liquidity across various forms of funding which include immediately available funds as well as funds we expect to be available within short notice. Liquidity sources include primary sources such as FHLB borrowing capacity, FRB cash reserves, and unencumbered securities, while secondary sources consist of the Federal Reserve discount window, Fed Funds lines, and other sources. At June 30, 2026, contingent sources of liquidity totaled approximately $36.3 billion, and based on currently pledged collateral, Pinnacle Bank had access to FHLB funding of $5.6 billion, subject to FHLB credit policies.
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
On May 19, 2026, Pinnacle completed the issuance of $750 million aggregate principal amount of its 5.596% Fixed Rate/Floating Rate Senior Notes which mature on May 19, 2032. These notes bear interest from and including May 19, 2026, to, but excluding, May 19, 2031, this note will bear interest at the rate of 5.596% per annum. From and including May 19, 2031, to, but excluding May 19, 2032, this note will bear interest at a floating rate per annum equal to Compounded SOFR plus 1.70%. Interest on the notes will be payable quarterly in arrears on August 19, 2031, November 19, 2031, February 19, 2032 and at the stated maturity. The Company may redeem these notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date. The notes are not redeemable at the option or election of holders. For more information, see Pinnacle's Current Report on Form 8-K dated May 19, 2026.
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
Earning Assets and Sources of Funds
Average earning assets were $110.8 billion in the first six months of 2026. Average earning assets were primarily affected by the Merger. Excluding the impact of the merger, the increase in average earnings assets was driven by organic loan growth.
Average interest-bearing liabilities were $85.2 billion for the first six months of 2026. Excluding the effect of the Merger, the increase in average interest-bearing liabilities largely resulted from increases in total average deposits, mainly average money market and average interest-bearing demand, along with increases in short-term and long-term borrowings. Average non-interest bearing deposits grew modestly during the first six months of 2026, outside of the impact of the Merger.
Net interest income for the six months ended June 30, 2026 was $1.9 billion, up $1.1 billion, compared to the same period in 2025. Beyond the impact of the Merger, net interest income during the first six months of 2026 was primarily impacted by loan growth. Taxable-equivalent net interest margin for the first six months of 2026 was 3.48% compared to Legacy Pinnacle margin of 3.22% during the comparable period of 2025 reflecting the combined legacy balance sheets and purchase accounting marks on the Synovus balance sheet during the period.
Net Interest Income
The following tables set forth the major components of net interest income and the related annualized yields and rates for the three and six months ended June 30, 2026 and 2025.

Table 11 - Quarter-to-Date Net Interest Income
	Three Months Ended June 30,
	2026			2025
(dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest earning assets:
Loans, net of deferred fees and costs(1)(2)	$86,406	$1,317	6.11%	$36,968	$578	6.26%
Tax-exempt securities(2)(3)	2,536	26	4.03	3,361	32	3.87
Taxable securities(3)	17,720	187	4.22	5,625	67	4.78
Interest-earning deposits with banks	4,975	41	3.30	2,524	26	4.20
Federal funds sold and securities purchased under resale agreements	128	1	5.14	77	2	10.97
Other earning assets(4)	902	8	3.68	253	3	5.16
Total interest earning assets	$112,667	$1,580	5.62%	$48,808	$708	5.82%
Goodwill	3,479			1,849
Core deposits and other intangible assets, net	1,069			21
Other assets(5)	6,972			3,146
Total assets	$124,187			$53,824
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$30,025	$188	2.51%	$14,221	$115	3.23%
Money market accounts	34,383	229	2.67	16,024	124	3.09
Savings deposits	1,813	2	0.35	792	1	0.43
Time deposits	13,371	115	3.46	4,710	45	3.88
Total interest-bearing deposits	79,592	534	2.69	35,747	285	3.19
Federal funds purchased and securities sold under repurchase agreements	343	1	1.51	256	1	1.92
FHLB advances and other borrowings	6,505	77	4.72	2,266	29	5.21
Total interest-bearing liabilities	$86,440	$612	2.84%	$38,269	$315	3.30%
Non-interest-bearing demand deposits	20,686			8,487
Other liabilities	2,339			466
Total equity	14,722			6,602
Total liabilities and equity	$124,187			$53,824
Net interest income and net interest margin, taxable equivalent(2)(6)		$968	3.44%		$393	3.23%
Less: taxable-equivalent adjustment		12			13
Net interest income		$956			$380

(1)    Average loans are shown net of unearned income. NPLs are included. Interest income includes fees as follows: Second Quarter 2026 — $22 million, and Second Quarter 2025 — $10 million.
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
(5)    As a result of the Merger, certain immaterial changes were made to integrate the presentation of the legacy banks' yield on investment securities, which included presenting the average balance of unrealized losses on investment securities available for sale of $263 million as a component of other assets for the Second Quarter 2026.
(6)    The net interest margin is calculated by dividing annualized net interest income-taxable equivalent (TE) by average total interest earning assets.
Amounts may not total due to rounding and yield/rates are calculated using unrounded amounts and may differ from calculations based on rounded figures.

Table 12 - Year-to-Date Net Interest Income
	Six Months Ended June 30,
	2026			2025
(dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest earning assets:
Loans, net of deferred fees and costs(1)(2)	$85,056	$2,583	6.12%	$36,507	$1,134	6.25%
Tax-exempt securities(2)(3)	2,938	60	4.01	3,305	62	3.82
Taxable securities(3)	16,785	358	4.26	5,530	129	4.70
Interest-earning deposits with other banks	5,098	88	3.49	2,584	55	4.32
Federal funds sold and securities purchased under resale agreements	138	4	5.64	68	4	11.13
Other earning assets(4)	805	15	3.84	254	7	5.11
Total interest earning assets	$110,820	$3,108	5.65%	$48,248	$1,391	5.81%
Goodwill	3,529			1,849
Core deposits and other intangible assets, net	1,074			21
Other assets(5)	7,302			3,060
Total assets	$122,725			$53,178
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$30,012	$374	2.51%	$14,179	$226	3.22%
Money market accounts	33,889	443	2.63	15,784	242	3.09
Savings deposits	1,821	3	0.37	798	2	0.44
Time deposits	13,516	235	3.50	4,521	88	3.94
Total interest-bearing deposits	79,238	1,055	2.68	35,282	558	3.19
Federal funds purchased and securities sold under repurchase agreements	344	2	1.49	243	2	1.86
FHLB advances and other borrowings	5,619	136	4.87	2,286	59	6.23
Total interest-bearing liabilities	$85,201	$1,193	2.82%	$37,811	$619	3.30%
Non-interest-bearing demand deposits	20,479			8,347
Other liabilities	2,390			461
Total equity	14,655			6,559
Total liabilities and equity	$122,725			$53,178
Net interest income and net interest margin, taxable equivalent (2)(6)		$1,915	3.48%		$772	3.22%
Less: taxable-equivalent adjustment		26			26
Net interest income		$1,889			$746

(1)     Average loans are shown net of unearned income. NPLs are included. Interest income includes fees as follows: 2026 - $37 million, 2025 - $20 million.
(2)    Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt loans and securities to a taxable-equivalent basis.
(3)    Securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(4)    Includes loans held for sale, trading account assets, and FHLB and Federal Reserve Bank stock.
(5)    As a result of the Merger, certain immaterial changes were made to integrate the presentation of the legacy banks' yield on investment securities, which included presenting the average balance of unrealized losses on investment securities available for sale of $181 million as a component of other assets during 2026.
(6)    The net interest margin is calculated by dividing annualized net interest income (TE) by average total interest earnings assets.
Amounts may not total due to rounding and yield/rates are calculated using unrounded amounts and may differ from calculations based on rounded figures.

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
Pinnacle has modeled its baseline net interest income forecast assuming an interest rate projection that is flat to June 30, 2026 interest rate curves, with the federal funds rate at the Federal Reserve’s targeted range of 3.50% to 3.75% and the prime rate of 6.75% as of June 30, 2026. Pinnacle has modeled the impact of an immediate change in market interest rates across the yield curve of 100 and 200 bps to determine the sensitivity of net interest income for the next 12 months. As illustrated in the table below, the net interest income sensitivity derived from this simulation suggests that net interest income is projected to increase by 4.3% and 2.2% if interest rates increased by 200 and 100 bps, respectively. Net interest income is projected to decrease by 1.7% and 2.8% if interest rates decreased by 100 and 200 bps, respectively.
The following table represents the estimated sensitivity of net interest income at June 30, 2026, with comparable information for December 31, 2025.

Table 13 - Twelve Month Net Interest Income Sensitivity
	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next 12 months)
Change in Interest Rates (in bps)	June 30, 2026	December 31, 2025
+200	4.3%	0.3%
+100	2.2	0.1
-100	(1.7)	1.2
-200	(2.8)	1.7
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
Pinnacle is also subject to market risk in certain of its fee income business lines which is ultimately captured in non-interest revenue. Wealth management revenue, which include trust, brokerage, and asset management fees, and capital markets income can be affected by risk in the securities markets, primarily the equity securities market. A significant portion of the fees from wealth management and capital markets products are determined based upon a percentage of asset values. Weaker securities markets and lower equity values have an adverse impact on the fees generated by these operations. Trading account assets, maintained to facilitate brokerage client activity, are also subject to market risk; however, trading activities are limited and subject to risk policy limits. Additionally, Pinnacle utilizes various tools to measure and manage price risk in its trading portfolio.
Mortgage banking income, which is included in total loan sales and servicing, is also subject to market risk. Mortgage loan originations are sensitive to levels of mortgage interest rates and therefore, mortgage banking income can be negatively impacted during a period of sustained elevated interest rates as we have been experiencing through the cycle. The extension of commitments to clients to fund mortgage loans also subjects Pinnacle to market risk. This risk is primarily created by the time periods between making the commitment, closing, and delivering the loan. Pinnacle seeks to minimize its exposure by utilizing various risk management tools, including forward sales commitments and other economic hedges.
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
Critical Accounting Policies
The accounting and financial reporting policies of Pinnacle are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Pinnacle has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to business combinations, the allowance for credit losses and income taxes. In determining which accounting policies are critical in nature, Pinnacle has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee on a periodic basis, including the development, selection, implementation, and disclosure of the critical accounting policies. The application of these policies has a significant impact on Pinnacle's unaudited interim condensed consolidated financial statements. Pinnacle's financial results could differ significantly if different judgments or estimates are used in the application of these policies.
Business Combinations
The acquisition method of accounting generally requires that the identifiable assets acquired and liabilities assumed in business combinations are recorded at fair value as of the acquisition date. The determination of fair value often involves the use of internal or third-party valuation techniques, such as discounted cash flow analyses or appraisals. Particularly, the valuation techniques used to estimate the fair value of loans and the core deposit intangible asset acquired in the Merger include estimates related to discount rates, credit risk, and other relevant factors, which are inherently subjective. The valuation methodologies used to estimate the fair values of the significant assets acquired and liabilities assumed from the Merger are described in "Part I - Item 1. Financial Statements - Note 2. Business Combination" herein.
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
Management believes that these non-GAAP financial measures provide meaningful additional information about Pinnacle to assist management and investors in evaluating Pinnacle's operating results, financial strength, the performance of its business, and the strength of its capital position. However, these non-GAAP financial measures have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of operating results or capital position as reported under GAAP. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies. Adjusted non-interest revenue and adjusted revenue TE are measures used by management to evaluate non-interest revenue and total revenue exclusive of items not indicative of ongoing operations that could impact period-to-period comparisons. Adjusted non-interest expense and the adjusted tangible efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Adjusted net income available to common shareholders, adjusted net income per common share, diluted, adjusted return on average assets, adjusted return on average common equity, and adjusted PPNR are measures used by management to evaluate operating results exclusive of items that are not indicative of ongoing operations and impact period-to-period comparisons. Return on average tangible common equity and adjusted return on average tangible common equity are measures used by management to compare Pinnacle's performance with other financial institutions because it calculates the return available to common shareholders without the impact of intangible assets and their related amortization, thereby allowing management to evaluate the performance of the business consistently. The tangible common equity ratio is used by stakeholders to assess our capital position. Tangible book value per common share is used by stakeholders to assess our financial stability and value. The computations of these measures are set forth in the tables below.

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

Table 14 - Reconciliation of Non-GAAP Financial Measures
	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Adjusted non-interest revenue
Total non-interest revenue	$247	$125	$531	$221
Investment securities (gains) losses, net	29	—	26	13
Fair value adjustment on non-qualified deferred compensation	(6)	—	(5)	—
Adjusted non-interest revenue	$270	$125	$552	$234

Adjusted non-interest expense
Total non-interest expense	$721	$286	$1,673	$561
Valuation adjustment to Visa derivative	(2)	—	(3)	—
Merger-related expense	(51)	—	(326)	—
Fair value adjustment on non-qualified deferred compensation	(6)	—	(5)	—
Adjusted non-interest expense	$662	$286	$1,339	$561

Adjusted revenue (TE) and adjusted tangible efficiency ratio
Adjusted non-interest expense	$662	$286	$1,339	$561
Amortization of intangibles	(46)	(1)	(94)	(3)
Adjusted tangible non-interest expense	$616	$285	$1,245	$558

Net interest income	$956	$380	$1,889	$746
Taxable equivalent adjustment	12	13	26	26
Net interest income (TE)	$968	$393	$1,915	$772

Net interest income	$956	$380	$1,889	$746
Total non-interest revenue	247	125	531	221
Total revenue	$1,203	$505	$2,420	$967
Taxable equivalent adjustment	12	13	26	26
Total (TE) revenue	$1,215	$518	$2,446	$993
Investment securities (gains) losses, net	29	—	26	13
Fair value adjustment on non-qualified deferred compensation	(6)	—	(5)	—
Adjusted revenue (TE)	$1,238	$518	$2,467	$1,006
Efficiency ratio (TE)(1)	59.4%	55.2%	68.4%	56.5%
Adjusted tangible efficiency ratio(1)	49.8	54.9	50.5	55.5

Adjusted pre-provision net revenue
Net interest income	$956	$380	$1,889	$746
Total non-interest revenue	247	125	531	221
Total non-interest expense	(721)	(286)	(1,673)	(561)
Pre-provision net revenue (PPNR)	$482	$219	$747	$406

Adjusted revenue (TE)	$1,238	$518	$2,467	$1,006
Adjusted non-interest expense	(662)	(286)	(1,339)	(561)
Adjusted PPNR	$576	$232	$1,128	$445
(1) Amounts have been calculated using whole dollar values.

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended		Six Months Ended
(dollar amounts in millions, except per share data, share count in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Adjusted net income available to common shareholders and adjusted diluted earnings per share
Net income available to common shareholders	$313	$155	$448	$291
Valuation adjustment to Visa derivative	2	—	3	—
Investment securities (gains) losses, net	29	—	26	13
Merger-related expense(1)	51	—	326	—
Tax effect of adjustments(2)	(16)	—	(60)	(3)
Adjusted net income available to common shareholders	$379	$155	$743	$301
Weighted average common shares outstanding, diluted	151,468	77,277	151,470	77,212
Net income per common share, diluted(3)	$2.07	$2.00	$2.96	$3.77
Adjusted net income per common share, diluted(3)	2.50	2.00	4.90	3.90
(1) A portion of this item was non-taxable.
(2) A blended tax rate of 16.4% was applied to merger-related expense which takes into consideration the deductibility and non-deductibility of certain merger-related expense items for tax purposes and an assumed 24% marginal rate was applied to all other adjusted items for 2026. For 2025 an assumed marginal tax rate of 25% was applied.

(3) Amounts have been calculated using whole dollar values.

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Adjusted return on average assets (annualized)
Net income	$328	$159	$478	$299
Valuation adjustment to Visa derivative	2	—	3	—
Investment securities (gains) losses, net	29	—	26	13
Merger-related expense(1)	51	—	326	—
Tax effect of adjustments(2)	(16)	—	(60)	(3)
Adjusted net income	$394	$159	$773	$309
Net income annualized(3)	1,316	638	964	603
Adjusted net income annualized(3)	1,580	638	1,559	623
Total average assets	$124,187	$53,824	$122,725	$53,178
Return on average assets (annualized)(3)	1.06%	1.18%	0.79%	1.13%
Adjusted return on average assets (annualized)(3)	1.27	1.18	1.27	1.17
(1) A portion of this item was non-taxable.
(2) A blended tax rate of 16.4% was applied to merger-related expense which takes into consideration the deductibility and non-deductibility of certain merger-related expense items for tax purposes and an assumed 24% marginal rate was applied to all other adjusted items for 2026. For 2025 an assumed marginal tax rate of 25% was applied.

(3) Amounts have been calculated using whole dollar values.

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Adjusted return on average common equity, return on average tangible common equity, and adjusted return on average tangible common equity (annualized)
Net income available to common shareholders	$313	$155	$448	$291
Valuation adjustment to Visa derivative	2	—	3	—
Investment securities (gains) losses, net	29	—	26	13
Merger-related expense(1)	51	—	326	—
Tax effect of adjustments(2)	(16)	—	(60)	(3)
Adjusted net income available to common shareholders	$379	$155	$743	$301

Adjusted net income available to common shareholders annualized(3)	$1,520	$622	$1,498	$607
Amortization of intangibles, annualized net of tax(2)(3)	142	4	145	4
Adjusted net income available to common shareholders excluding amortization of intangibles annualized(3)	$1,662	$626	$1,643	$611

Net income available to common shareholders annualized(3)	$1,255	$622	$903	$587
Amortization of intangibles, annualized net of tax(2)(3)	142	4	145	4
Net income available to common shareholders excluding amortization of intangibles annualized(3)	$1,397	$626	$1,048	$591

Total average Pinnacle Financial Partners shareholders' equity less preferred stock	$13,941	$6,385	$13,874	$6,342
Average goodwill	(3,479)	(1,849)	(3,529)	(1,849)
Average other intangible assets, net	(1,069)	(21)	(1,074)	(21)
Total average Pinnacle Financial Partners tangible shareholders' equity less preferred stock	$9,393	$4,515	$9,271	$4,472
Return on average common equity (annualized)(3)	9.01%	9.72%	6.51%	9.26%
Adjusted return on average common equity (annualized)(3)	10.90	9.72	10.78	9.56
Return on average tangible common equity (annualized)(3)	14.89	13.84	11.30	13.23
Adjusted return on average tangible common equity (annualized)(3)	17.70	13.84	17.70	13.66
(1) A portion of this item was non-taxable.
(2) A blended tax rate of 16.4% was applied for 2026 which takes into consideration the deductibility and non-deductibility of certain merger-related expense items for tax purposes, with the exception of amortization of intangibles which applied an assumed 24% marginal rate. For 2025 an assumed marginal tax rate of 25% was applied.

(3) Amounts have been calculated using whole dollar values.

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued

(In millions, except per share data, share count in thousands)	June 30, 2026	December 31, 2025	June 30, 2025
Tangible common equity ratio
Total assets	$129,055	$57,706	$54,801
Goodwill	(3,479)	(1,849)	(1,849)
Other intangible assets, net	(1,045)	(30)	(19)
Tangible assets	$124,531	$55,827	$52,933

Total equity	$14,828	$7,044	$6,637
Goodwill	(3,479)	(1,849)	(1,849)
Other intangible assets, net	(1,045)	(30)	(19)
Preferred stock, no par value	(781)	(217)	(217)
Tangible common equity	$9,523	$4,948	$4,552
Total equity to total assets ratio(1)	11.49%	12.21%	12.11%
Tangible common equity ratio(1)	7.65	8.86	8.60

Tangible common equity	$9,523	$4,948	$4,552
Common shares outstanding	151,111	77,662	77,548
Book value per common share (1)	$92.96	$87.90	$82.79
Tangible book value per common share (1)	$63.02	$63.71	$58.70

(1) Amounts have been calculated using whole dollar values.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Report is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
On January 1, 2026, Pinnacle completed its previously announced merger with Synovus and commenced an evaluation of the design and operating effectiveness of internal controls over financial reporting related to the combined entities. The evaluation of changes to processes, technology systems, and other components of internal control over financial reporting related to the Merger is ongoing.
Except for the changes made in connection with the Merger, there were no other changes to Pinnacle's internal control over financial reporting during the quarter ended June 30, 2026, that materially affected, or would be reasonably likely to materially affect, Pinnacle's internal control over financial reporting.
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Pinnacle's management, with the participation of Pinnacle's Chief Executive Officer and Chief Financial Officer, of the effectiveness of Pinnacle's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Pinnacle's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, Pinnacle's disclosure controls and procedures were effective.

PART II. – OTHER INFORMATION
ITEM 1. – LEGAL PROCEEDINGS
See "Part I - Item 1. Financial Statements and Supplementary Data - Note 11 - Commitments and Contingencies" of this Report.
ITEM 1A. – RISK FACTORS
In addition to the other information set forth in this Report, in evaluating an investment in the Company's securities, investors should consider carefully, among other things, the risk factors previously disclosed in "Part I - Item IA - Risk Factors” of Pinnacle's Form 10-Q for the quarterly period ended March 31, 2026 which could materially affect the Company's business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
There are no material changes during the period covered by this Report to the risk factors previously disclosed in our Form 10-Q for the quarterly period ended March 31, 2026.
ITEM 2. – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
    (a) None.
    (b) None.
    (c) Issuer Purchases of Equity Securities:
On January 1, 2026 the Board of Directors approved share repurchases of up to $400 million of common stock in 2026. During the six months ended June 30, 2026, Pinnacle did not repurchase shares of common stock.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES
    None.
ITEM 4. – MINE SAFETY DISCLOSURES
    None.
ITEM 5. – OTHER INFORMATION
(a)    None.
(b)    None.
(c)    During the second quarter, M. Terry Turner, non-executive Chair of the Board, adopted a written trading plan (the “Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The Plan was adopted on May 7, 2026 and provides for the potential sale of 379,182 shares of Company common stock. The Plan is scheduled to terminate on May 7, 2027, or earlier upon the sale of all shares covered by the Plan or upon the occurrence of certain other specified events. All transactions under the Plan will be executed by an independent broker-dealer. The Plan does not permit Mr. Turner to exercise any subsequent influence over the timing or amount of sales thereunder. No other director or executive officer of the Company adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three and six months ended June 30, 2026.

ITEM 6. – EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Pinnacle Financial Partners, Inc., incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K12B filed on January 2, 2026.

3.2	Restated Bylaws of Pinnacle Financial Partners, Inc., incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K12B filed on January 2, 2026.

3.3	Amendment to Bylaws of Pinnacle Financial Partners, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 31, 2026.

4.1
Senior Indenture, dated February 13, 2012, between Pinnacle Financial Partners, Inc., as successor to Synovus Financial Corp., and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 19, 2026.

4.2
Supplemental Indenture, dated as of January 1, 2026, to the Senior Indenture, among the Pinnacle Financial Partners, Inc., Synovus Financial Corp., and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 19, 2026.

10.1
Second Amendment to Letter Agreement by and among Robert A. McCabe, Jr., Pinnacle Financial Partners, Inc. and Pinnacle Bank dated as of July 29, 2026, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 31, 2026.

10.2	Pinnacle Financial Partners, Inc. 2026 Omnibus Plan (incorporated by reference to Annex B of the Company’s Proxy Statement on Schedule 14A, filed with the SEC on April 9, 2026).*

10.3	Form of Restricted Stock Unit Agreement for restricted stock awards with a three (3) year vesting period under the Pinnacle Financial Partners, Inc. 2026 Omnibus Plan.*

10.4	Form of Restricted Stock Unit Agreement for restricted stock awards with a five (5) year vesting period under the Pinnacle Financial Partners, Inc. 2026 Omnibus Plan.*

10.5	Form of Cash-Settled Restricted Stock Unit Agreement for cash-settled restricted stock awards under the Pinnacle Financial Partners, Inc. 2026 Omnibus Plan.*

10.6	Form of Retention Restricted Stock Unit Agreement for restricted stock awards under the Pinnacle Financial Partners, Inc. 2026 Omnibus Plan.*

10.7	Form of Director Restricted Stock Unit Agreement for restricted stock awards to directors under the Pinnacle Financial Partners, Inc. 2026 Omnibus Plan.*

10.8	Pinnacle Bank Change of Control Severance Plan for executive officers, effective as of May 1, 2026.*

10.9	Pinnacle Financial Partners, Inc. Corporate Bonus Plan, effective January 1, 2026.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*: Indicates management contracts and compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.

August 4, 2026	By:	/s/ Andrew Jamieson Gregory, Jr.
Date		Andrew Jamieson Gregory, Jr.
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)