Form 10-Q
period 2026-09-30
Pinnacle Financial Partners, Inc.
filed 2026-11-02
CIK 2082866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
Commission file number 1-43038

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 29, 2026, 151,121,528 shares of the registrant's common stock, $1.00 par value, were outstanding.

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
nm – not meaningful
NPA – Non-performing assets
NPL – Non-performing loans
NSF – Non-sufficient funds
OCC – Office of the Comptroller of the Currency
OCI – Other comprehensive income (loss)
ORE – Other real estate
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
ii

PPNR – Pre-provision net revenue
PSU – Performance share units
Report – This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026
RSU – Restricted share units
RWA - Risk weighted asset
SBA – Small Business Administration
SBIC – Small Business Investment Company
SEC – U.S. Securities and Exchange Commission
Securities Act – Securities Act of 1933, as amended
SOFR – Secured Overnight Financing Rate
Synovus – Synovus Financial Corp., a Georgia corporation
Synovus Bank – A Georgia state-chartered bank and wholly-owned subsidiary of Synovus, through which Synovus conducted its banking operations prior to the Merger
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

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except share and per share data)	September 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$545	$359
Federal funds sold, securities purchased under resale agreements, and interest earning deposits with banks	6,676	3,206
Total cash, cash equivalents, and restricted cash	7,221	3,565
Investment securities held to maturity, net	2,380	2,591
Investment securities available for sale	18,190	6,567
Loans held for sale (includes $28 million at fair value as of Sep 30, 2026 and none at fair value as of Dec 31, 2025)	686	97
Loans, net of deferred fees and costs	89,808	39,154
Allowance for loan losses	(986)	(442)
Loans, net	88,822	38,712
Premises, equipment, and software, net	895	352
Cash surrender value of bank-owned life insurance	2,218	1,223
Goodwill	3,484	1,849
Core deposits and other intangible assets, net	999	30
Other assets	5,790	2,720
Total assets	$130,685	$57,706
LIABILITIES AND EQUITY
Liabilities
Deposits:
Non-interest-bearing deposits	$20,912	$9,051
Interest-bearing deposits	82,124	38,350
Total deposits	103,036	47,401
Federal funds purchased and securities sold under repurchase agreements	586	316
FHLB advances and other borrowings	9,985	2,205
Other liabilities	2,468	740
Total liabilities	116,075	50,662
Equity
Shareholders' equity:
Preferred stock — no par value per share, liquidation preference $225 million non-cumulative perpetual preferred stock
Authorized — 110 million shares at Sep 30, 2026 and 10 million shares at Dec 31, 2025
Issued and outstanding — 22 million shares at Sep 30, 2026 and 225,000 shares at Dec 31, 2025	781	217
Common stock — $1.00 par value
Authorized — 360 million shares at Sep 30, 2026 and 180 million shares at Dec 31, 2025
Issued and outstanding — 151 million shares at Sep 30, 2026 and 78 million at Dec 31, 2025	151	78
Additional paid-in capital	10,138	3,144
Accumulated other comprehensive income (loss), net	(771)	(123)
Retained earnings	4,311	3,728
Total equity	14,610	7,044
Total liabilities and equity	$130,685	$57,706

See accompanying notes to unaudited interim condensed consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions, except per share data, share count in thousands)	2026	2025	2026	2025
Interest income:
Loans, including fees	$1,361	$589	$3,931	$1,707
Investment securities	224	95	629	276
Other earning assets	54	38	161	103
Total interest income	1,639	722	4,721	2,086
Interest expense:
Deposits	561	294	1,616	852
FHLB advances and other borrowings	90	29	226	87
Federal funds purchased and securities sold under repurchase agreements	2	2	4	4
Total interest expense	653	325	1,846	943
Net interest income	986	397	2,875	1,143
Provision for credit losses	86	32	224	73
Net interest income after provision for credit losses	900	365	2,651	1,070
Non-interest revenue:
Core banking fees	96	34	280	98
Wealth management revenue	88	38	257	103
Income from equity method investment	48	41	103	87
Capital markets income	17	4	53	11
Total loan sales and servicing	8	5	27	17
Income from bank-owned life insurance	21	12	60	35
Investment securities gains (losses), net	(1)	—	(27)	(13)
Other non-interest revenue	49	13	104	31
Total non-interest revenue	326	147	857	369
Non-interest expense:
Salaries and other personnel expense	398	185	1,172	537
Net occupancy, equipment, and software expense	101	45	300	131
Amortization of intangibles	46	2	140	4
FDIC insurance and other regulatory fees	20	11	63	30
Merger-related expense	56	8	382	8
Other operating expense	128	52	366	154
Total non-interest expense	749	303	2,423	864
Income before income taxes	477	209	1,085	575
Income tax expense	98	36	228	102
Net income	379	173	857	473
Less: Preferred stock dividends	15	4	45	12
Net income available to common shareholders	$364	$169	$812	$461
Net income per common share, basic	$2.41	$2.20	$5.38	$6.00
Net income per common share, diluted	2.40	2.19	5.36	5.96
Weighted average common shares outstanding, basic	151,113	76,904	151,072	76,841
Weighted average common shares outstanding, diluted	151,718	77,310	151,553	77,243

See accompanying notes to unaudited interim condensed consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in millions)
Net income	$379	$173	$857	$473
Unamortized holding gains on securities transferred to held to maturity, net of tax
Reclassification adjustment for accretion of unrealized holding gains on HTM securities, net of tax	(1)	(2)	(4)	(6)
Net change	(1)	(2)	(4)	(6)
Unrealized gains (losses) on securities available for sale, net of tax
Change in net unrealized gains (losses) on AFS securities arising during the period, net of tax	(511)	70	(634)	5
Reclassification adjustment for realized (gains) losses on sale of AFS securities included in net income, net of tax	1	—	21	9
Net change	(510)	70	(613)	14
Unrealized gains (losses) on derivative instruments designated as cash flow hedges, net of tax
Change in net unrealized gains (losses) on cash flow hedges arising during the period, net of tax	(12)	(10)	(30)	—
Reclassification adjustment for realized (gains) losses on cash flow hedges included in net income, net of tax	(1)	—	(1)	—
Net change	(13)	(10)	(31)	—
Total other comprehensive income (loss)	(524)	58	(648)	8
Comprehensive income (loss)	$(145)	$231	$209	$481

See accompanying notes to unaudited interim condensed consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

(in millions, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at June 30, 2026	$781	$151	$10,120	$(247)	$4,023	$14,828
Net income	—	—	—	—	379	379
Other comprehensive loss, net of income taxes	—	—	—	(524)	—	(524)
Cash dividends paid on common stock - $0.50 per share	—	—	—	—	(76)	(76)
Cash dividends declared on preferred stock(1)	—	—	—	—	(15)	(15)
Compensation expense for restricted share awards, RSUs and PSUs	—	—	18	—	—	18
Balance at September 30, 2026	$781	$151	$10,138	$(771)	$4,311	$14,610

Balance at June 30, 2025	$217	$78	$3,131	$(218)	$3,429	$6,637
Net income	—	—	—	—	173	173
Other comprehensive income, net of income taxes	—	—	—	58	—	58
Cash dividends paid on common stock - $0.24 per share	—	—	—	—	(18)	(18)
Cash dividends paid on preferred stock - $16.88 per share	—	—	—	—	(4)	(4)
Restricted shares withheld for taxes and related tax benefit	—	—	(1)	—	—	(1)
Compensation expense for restricted share awards, RSUs and PSUs	—	—	11	—	—	11
Balance at September 30, 2025	$217	$78	$3,141	$(160)	$3,580	$6,856

(in millions, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance at December 31, 2025	$217	$78	$3,144	$(123)	$3,728	$7,044
Net income	—	—	—	—	857	857
Other comprehensive loss, net of income taxes	—	—	—	(648)	—	(648)
Cash dividends declared on common stock - $1.50 per share	—	—	—	—	(226)	(226)
Cash dividends declared on preferred stock(2)	—	—	—	—	(45)	(45)
Issuance of common stock pursuant to RSU and PSU agreements, net of shares withheld for taxes and related tax benefits	—	—	(70)	—	(3)	(73)
Compensation expense for restricted share awards, RSUs and PSUs	—	—	126	—	—	126
Issuance of preferred stock related to merger	564	—	—	—	—	564
Issuance of common stock related to merger	—	73	6,938	—	—	7,011
Balance at September 30, 2026	$781	$151	$10,138	$(771)	$4,311	$14,610

Balance at December 31, 2024	$217	$77	$3,130	$(168)	$3,176	$6,432
Net income	—	—	—	—	473	473
Other comprehensive income, net of income taxes	—	—	—	8	—	8
Cash dividends declared on common stock - $0.72 per share	—	—	—	—	(57)	(57)
Cash dividends declared on preferred stock - $50.64 per share	—	—	—	—	(12)	(12)
Restricted shares withheld for taxes and related tax benefit	—	1	(8)	—	—	(7)
Issuance of common stock pursuant to RSU and PSU agreements, net of shares withheld for taxes and related tax benefits	—	—	(13)	—	—	(13)
Compensation expense for restricted share awards, RSUs and PSUs	—	—	32	—	—	32
Balance at September 30, 2025	$217	$78	$3,141	$(160)	$3,580	$6,856

(1) For the three months ended September 30, 2026, dividends per share were $0.47 for Series A, $0.52 for Series B, and $16.88 for Series C Preferred Stock.
(2) For the nine months ended September 30, 2026, dividends per share were $1.39 for Series A, $1.57 for Series B, and $50.64 for Series C Preferred Stock.
See accompanying notes to unaudited interim condensed consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in millions)	2026	2025
Operating Activities
Net income	$857	$473
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion, net	264	115
Provision for credit losses	224	73
Investment securities (gains) losses, net	27	13
Deferred income tax expense (benefit)	133	(23)
Originations of loans held for sale	(8,842)	(2,465)
Proceeds from sales and payments on loans held for sale	8,311	2,492
Gain on sales of loans held for sale, net	(13)	(7)
Income from equity method investment	(103)	(87)
Dividends received from equity method investment	83	135
Share-based compensation expense	130	32
Decrease (increase) in other assets	266	(61)
Increase (decrease) in other liabilities	57	(35)
Other	(2)	(12)
Net cash provided by (used in) operating activities	1,392	643
Investing Activities
Acquisition, net of cash acquired(1)	2,538	—
Proceeds from maturities and principal collections of investment securities held to maturity	191	132
Proceeds from maturities and principal collections of investment securities available for sale	2,183	660
Proceeds from sales of investment securities available for sale	6,287	188
Purchases of investment securities available for sale	(11,117)	(1,610)
Net proceeds from sales of loans	27	9
Net (increase) decrease in loans	(6,752)	(2,522)
Net (purchases) redemptions of Federal Home Loan Bank stock	(255)	11
Net (purchases) redemptions of Federal Reserve Bank stock	(341)	—
Net proceeds from settlement (purchases) of bank-owned life insurance policies	6	(147)
Increase in other investments, net	(147)	(171)
Net increase in premises, equipment and software	(49)	(58)
Other	85	(80)
Net cash provided by (used in) investing activities	(7,344)	(3,588)
Financing Activities
Net increase (decrease) in deposits	4,346	2,884
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	221	95
Repayments and redemption of FHLB and other borrowings	(15,763)	(117)
Proceeds from FHLB and other borrowings	21,146	—
Dividends paid to common shareholders	(226)	(57)
Dividends paid to preferred shareholders	(45)	(11)
Issuances, net of taxes paid, under equity compensation plans	(73)	(20)
Other	2	—
Net cash provided by (used in) financing activities	9,608	2,774
Increase (decrease) in cash and cash equivalents including restricted cash	3,656	(171)
Cash, cash equivalents, and restricted cash, at beginning of period	3,565	3,436
Cash, cash equivalents, and restricted cash at end of period	$7,221	$3,265

Supplemental Disclosures:
Income taxes paid, net of refunds	$28	$69
Interest paid	1,826	950
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
Independent Credit Review
In assessing the adequacy of the ACL, management considers the results of internal processes, including independent loan review, and reviews performed by third‑parties. These reviews assist management in identifying loans with elevated credit risk and in evaluating the overall risk profile of the loan portfolio.
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

Standard	Description	Required date of adoption	Effect on Company's financial statements or other significant matters
Standards Issued But Not Yet Adopted
ASU 2024-03, Income Statement (Topic 220): Disaggregation of Income Statement Expenses	In November 2024, the FASB issued ASU 2024-03 to improve the disclosures over expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The ASU addresses investors requests for more disaggregated expense information to better understand an entity's performance, better assess the entity's prospects for future cash flows, and compare an entity's performance over time and with that of other entities. This ASU requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. Retrospective application in all prior periods is permitted.	January 1, 2027	The Company will prospectively adopt for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The ASU affects disclosure only and will not change recognition or measurement of any amounts in the Company's consolidated financial statements.

Note 2 - Business Combination
Description of the Transaction
On January 1, 2026, the transaction contemplated by the Merger Agreement dated as of July 24, 2025 (the Merger Agreement) by and among Pinnacle Financial Partners, Inc., a Tennessee corporation (Legacy Pinnacle), Synovus Financial Corp., and Steel Newco Inc., a newly formed Georgia corporation (Newco) closed. As such and pursuant to the terms and conditions of the Merger Agreement, Legacy Pinnacle and Synovus merged with and into Newco, with Newco continuing as the surviving corporation and subsequently being renamed Pinnacle Financial Partners, Inc. Upon completion of the Merger, the separate corporate existence of Legacy Pinnacle and Synovus ceased, and Newco (now Pinnacle Financial Partners, Inc.) became the parent company for the combined organization. Following the completion of the Merger and after Pinnacle Bank becoming a member bank of the Federal Reserve System on January 2, 2026, Synovus Bank merged with and into Pinnacle Bank, with Pinnacle Bank continuing as the surviving bank and the separate existence of Synovus Bank ceasing.
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
Preliminary Purchase Price Allocation
The purchase price has been allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of January 1, 2026. The purchase price allocation is preliminary as of September 30, 2026, and subject to adjustment during the measurement period (not to exceed one year from the acquisition date). While we believe the information available on January 1, 2026 provided a reasonable basis for estimating fair value, we may obtain additional information and evidence during the measurement period that would result in changes to the estimated fair value amounts. Any additional measurement period adjustments will be recorded retrospectively as adjustments to goodwill. As of September 30, 2026, the Company has recorded goodwill of $1.6 billion related to the Merger. Goodwill is calculated as the excess of the fair value of consideration transferred over the fair value of the net assets acquired and will not be deductible for tax purposes. The fair value of the net assets acquired is presented below and included an $848 million core deposit intangible asset (CDI) and a $262 million wealth customer relationship intangible asset which are included in "identifiable intangible assets". Refer to Note 6 - Goodwill and Other Intangible Assets in this Report for additional information.

(in millions)
Assets acquired:
Cash and cash equivalents	$2,538
Investment securities	9,830
Loans held for sale	106
Loans	43,952
Allowance for loan losses	(478)
Loans, net	43,474
Premises, equipment, and software	561
Cash surrender value of bank-owned life insurance	941
Identifiable intangible assets	1,110
Other assets	2,762
Total assets acquired	$61,322
Liabilities assumed:
Deposits	$51,316
Federal funds purchased, and securities sold under repurchase agreements	49
FHLB advances and other borrowings	2,506
Other liabilities	1,516
Total liabilities assumed	$55,387
Net assets acquired	$5,935
Consideration:
Fair value of common stock issued	$6,940
Fair value of preferred stock issued	564
Fair value of equity awards	71
Total preliminary consideration	$7,575
Preliminary goodwill	$1,640

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
During the nine months ended September 30, 2026, Pinnacle refined purchase accounting estimates primarily impacting deferred tax assets, other borrowings, and ORE assets that resulted in a net increase to preliminary goodwill of approximately $11 million. Amounts recorded for current and deferred tax assets and liabilities remain provisional as the Company continues to evaluate the nature and extent of permanent and temporary differences between the book and tax bases of the assets acquired and liabilities assumed. Any additional measurement period adjustments are not expected to be material.
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
Pro Forma Financial Information (Unaudited)
The following table presents certain unaudited pro forma condensed combined financial information for the results of operations for the three and nine months ended September 30, 2025, as if Synovus had been acquired on January 1, 2025 by Pinnacle. The unaudited pro forma results include the estimated impact of amortizing and accreting certain purchase accounting adjustments such as intangible assets as well as fair value adjustments to loans, borrowings, and owned and leased premises and equipment. Pro forma combined results also include the adjustments for the elimination of Synovus’ net deferred origination fees accretion and intangible amortization. The unaudited pro forma adjustments are based upon available information and certain assumptions that Pinnacle (as the accounting acquirer) believes are reasonable. The following unaudited pro forma condensed combined financial information does not reflect the costs of any integration activities or benefits that may result from the realization of future cost savings from operating efficiencies. Certain reclassifications have also been made to align Pinnacle’s and Synovus’ historical financial statement presentation. The unaudited pro forma information is provided for illustrative purposes only and is not necessarily indicative of the results that would have occurred had the acquisition been consummated on January 1, 2025 nor is it indicative of future results.

	Unaudited Pro Forma
(in millions)	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Net interest income	$899	$2,621
Total non-interest revenue	$288	$763
Net income available to common shareholders	$343	$1,004

Merger-related expenses of $56 million and $382 million were incurred during the three and nine months ended September 30, 2026, respectively, and are recorded in the condensed consolidated statements of income and include incremental costs related to the closing of the Merger, consisting primarily of advisory fees, equity acceleration expense, other employee-related costs, contract negotiation fees, and other costs.

Note 3 - Equity Method Investment

A summary of BHG's financial position as of September 30, 2026 and December 31, 2025 and results of operations as of and for the three and nine months ended September 30, 2026 and 2025, were as follows:

	As of
	September 30, 2026	December 31, 2025
(in millions)
Assets	$5,182	$4,264

Liabilities	$4,699	$3,824
Equity interests	483	440
Total liabilities and equity	$5,182	$4,264

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
(in millions)
Revenues	$382	$371	$986	$882
Net income	$106	$94	$222	$189

During the three and nine months ended September 30, 2026, Pinnacle Bank received cash distributions of $13 million and $83 million, respectively, from BHG compared to $33 million and $135 million, respectively, received during the three and nine months ended September 30, 2025. Earnings from BHG are included in Pinnacle's consolidated tax return. Profits from intercompany transactions are eliminated.
Note 4 - Securities
The amortized cost, gross unrealized gains and losses, and estimated fair values of debt securities at September 30, 2026 and December 31, 2025 are summarized below.

	September 30, 2026
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity:
U.S. Government agency securities	$226	$—	$(5)	$221
Mortgage-backed securities	319	—	(26)	293
State and municipal securities	1,716	—	(294)	1,422
Asset-backed securities	55	—	(2)	53
Corporate notes and other	65	—	(4)	61
Total securities held to maturity(1)	$2,381	$—	$(331)	$2,050
Allowance for credit losses- securities held to maturity	(1)
Securities HTM, net of allowance for credit losses	$2,380

Securities available for sale:
U.S. Treasury securities	$2,801	$11	$(51)	$2,761
U.S. Government agency securities	204	—	(21)	183
Mortgage-backed securities	15,335	—	(801)	14,534
State and municipal securities	505	—	(61)	444
Corporate notes and other	283	—	(15)	268
Total securities available for sale(2)	$19,128	$11	$(949)	$18,190

	December 31, 2025
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity:
U.S. Treasury securities	$20	$—	$—	$20
U.S. Government agency securities	226	—	(5)	221
Mortgage-backed securities	350	—	(18)	332
State and municipal securities	1,821	1	(155)	1,667
Asset-backed securities	108	—	(2)	106
Corporate notes and other	68	—	(4)	64
Total securities held to maturity(1)	$2,593	$1	$(184)	$2,410
Allowance for credit losses- securities held to maturity	(2)
Securities HTM, net of allowance for credit losses	$2,591

Securities available for sale:
U.S. Treasury securities	$1,576	$10	$—	$1,586
U.S. Government agency securities	210	—	(15)	195
Mortgage-backed securities	2,852	11	(69)	2,794
State and municipal securities	1,768	8	(67)	1,709
Corporate notes and other	293	2	(12)	283
Total securities available for sale(2)	$6,699	$31	$(163)	$6,567

(1) The amounts reported exclude accrued interest receivable on debt securities HTM of $16 million and $26 million at September 30, 2026 and December 31, 2025, respectively, which are presented as a component of other assets on the consolidated balance sheets. The amortized cost basis of debt securities HTM includes a net premium of $10 million and $16 million at September 30, 2026 and December 31, 2025, respectively, related to the unamortized portion of unrealized net gains on the transferred debt securities HTM.
(2) The amounts reported exclude accrued interest receivable on debt securities AFS of $87 million and $42 million at September 30, 2026 and December 31, 2025, respectively, which are presented as a component of other assets on the consolidated balance sheets.
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
At September 30, 2026 and December 31, 2025, debt securities with carrying values of $6.8 billion and $4.1 billion, respectively, were pledged to secure certain derivative contracts, public funds and other deposits and repurchase agreements, as required by law or contractual agreements.
Gross unrealized losses on investment securities AFS and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2026 and December 31, 2025 are presented below.

	September 30, 2026
	Less than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$1,844	$(51)	$—	$—	$1,844	$(51)
U.S. Government agency securities	2	—	180	(21)	182	(21)
Mortgage-backed securities	13,837	(719)	686	(82)	14,523	(801)
State and municipal securities	56	(6)	374	(55)	430	(61)
Corporate notes and other	101	(2)	152	(13)	253	(15)
Total	$15,840	$(778)	$1,392	$(171)	$17,232	$(949)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$205	$—	$—	$—	$205	$—
U.S. Government agency securities	—	—	191	(15)	191	(15)
Mortgage-backed securities	506	(1)	876	(68)	1,382	(69)
State and municipal securities	871	(18)	341	(49)	1,212	(67)
Corporate notes and other	15	(2)	141	(10)	156	(12)
Total	$1,597	$(21)	$1,549	$(142)	$3,146	$(163)

As shown in the tables above, at September 30, 2026, Pinnacle had approximately $949 million in gross unrealized losses on AFS securities with an approximate fair value of $17.2 billion of AFS securities. For any securities classified as AFS that are in an unrealized loss position at the balance sheet date, Pinnacle assesses whether it intends to sell the security, or more-likely-than-not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because Pinnacle currently does not intend to sell those AFS securities that have an unrealized loss at September 30, 2026, and it is not more-likely-than-not that Pinnacle will be required to sell the securities before recovery of their amortized cost basis, which may be maturity, Pinnacle has determined that no write-down is necessary. In addition, Pinnacle evaluates whether any portion of the decline in fair value of AFS securities is the result of credit deterioration of the issuers, which would require the recognition of an allowance for credit losses. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. The unrealized losses associated with the AFS securities at September 30, 2026 are driven by changes in interest rates and are not due to the credit quality of the securities and accordingly, no allowance for credit losses is considered necessary related to AFS securities at September 30, 2026. These securities will continue to be monitored as part of Pinnacle's ongoing evaluation of credit quality. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.
The allowance for credit losses on HTM securities is measured on a collective basis by major security type, Pinnacle has a zero loss expectation for U.S. treasury securities in addition to U.S. Government agency securities and mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac, and accordingly, no allowance for credit losses is estimated for these securities. Credit losses on HTM state and municipal securities and corporate notes and other securities are estimated using third-party probability of default and loss given default models driven primarily by macroeconomic factors over a reasonable and supportable period of twenty-four months with a twelve month reversion to average loss factors. At September 30, 2026 and December 31, 2025, the estimated allowance for credit losses on HTM securities was $1 million and $2 million, respectively.
The amortized cost and fair value by contractual maturity of debt securities HTM and debt securities AFS at September 30, 2026 are shown below. The expected life of MBSs or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, MBSs and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	September 30, 2026
(in millions)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Securities HTM:
U.S. Government agency securities
Amortized cost	$156	$45	$25	$—	$226
Fair value	155	44	22	—	221
Mortgage-backed securities
Amortized cost	4	101	129	85	319
Fair value	4	93	117	79	293

	September 30, 2026
(in millions)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
State and municipal securities
Amortized cost	1	11	54	1,650	1,716
Fair value	1	11	50	1,360	1,422
Asset-backed securities
Amortized cost	—	—	—	55	55
Fair value	—	—	—	53	53
Corporate notes and other
Amortized cost	—	54	11	—	65
Fair value	—	51	10	—	61

Securities AFS:
U.S. Treasury securities
Amortized cost	$414	$1,751	$—	$636	$2,801
Fair value	413	1,701	—	647	2,761
U.S. Government agency securities
Amortized cost	—	187	2	15	204
Fair value	—	169	2	12	183
Mortgage-backed securities
Amortized cost	—	2,975	1,193	11,167	15,335
Fair value	—	2,849	1,124	10,561	14,534
State and municipal securities
Amortized cost	—	—	6	499	505
Fair value	—	—	6	438	444
Corporate notes and other
Amortized cost	15	110	145	13	283
Fair value	15	103	138	12	268

Gross gains and gross losses on sales of securities AFS for the three and nine months ended September 30, 2026 and 2025 are presented below. The specific identification method is used to reclassify gains and losses out of accumulated other comprehensive income (loss) at the time of sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Gross realized gains on sales(1)	$50	$—	$79	$—
Gross realized losses on sales	(51)	—	(106)	(13)
Investment securities gains (losses), net	$(1)	$—	$(27)	$(13)

(1) Includes gains (losses) of $50 million and $74 million for the three and nine months ended September 30, 2026 on the termination of fair value hedges related to the U.S Treasury securities and state and municipal securities portfolios.

Note 5 - Loans and Allowance for Loan Losses
Aging and Non-Accrual Analysis
The following tables provide a summary of current, accruing past due, and non-accrual loans by portfolio class as of September 30, 2026 and December 31, 2025.

	September 30, 2026
(in millions)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$37,255	$34	$5	$39	$58	$104	$37,456
Owner-occupied	14,542	17	—	17	24	24	14,607
Total commercial and industrial	51,797	51	5	56	82	128	52,063
Investment properties	20,931	11	—	11	48	74	21,064
1-4 family properties	1,988	3	—	3	4	—	1,995
Land and development	977	1	—	1	—	—	978
Total commercial real estate	23,896	15	—	15	52	74	24,037
Consumer mortgages	8,608	21	—	21	72	—	8,701
Home equity	2,964	18	—	18	19	—	3,001
Credit cards	247	2	3	5	—	—	252
Other consumer loans	1,733	15	—	15	6	—	1,754
Total consumer	13,552	56	3	59	97	—	13,708
Loans, net of deferred fees and costs(1)(2)	$89,245	$122	$8	$130	$231	$202	$89,808

	December 31, 2025
(in millions)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$16,478	$21	$2	$23	$35	$13	$16,549
Owner-occupied	5,738	3	—	3	3	3	5,747
Total commercial and industrial	22,216	24	2	26	38	16	22,296
Investment properties	9,448	—	—	—	34	14	9,496
1-4 family properties	1,280	2	—	2	2	—	1,284
Land and development	576	—	—	—	—	—	576
Total commercial real estate	11,304	2	—	2	36	14	11,356
Consumer mortgages	3,417	16	—	16	23	—	3,456
Home equity	1,360	8	—	8	6	—	1,374
Credit cards	51	1	1	2	—	—	53
Other consumer loans	616	3	—	3	—	—	619
Total consumer	5,444	28	1	29	29	—	5,502
Loans, net of deferred fees and costs(1)(2)	$38,964	$54	$3	$57	$103	$30	$39,154

(1) The amortized cost basis of loans, net of deferred fees and costs excludes accrued interest receivable of $365 million and $151 million at September 30, 2026 and December 31, 2025, respectively, which is presented as a component of other assets on the consolidated balance sheets.
(2) Loans are presented net of deferred loan fees and costs totaling $351 million and $314 million at September 30, 2026 and December 31, 2025, respectively.
Pledged Loans
Loans with carrying values of $45.2 billion and $15.7 billion were pledged as collateral for borrowings and capacity at September 30, 2026 and December 31, 2025, respectively, to the FHLB and Federal Reserve Bank.

Portfolio Segment Risk Factors
The risk characteristics and collateral information of each portfolio segment are as follows:
Commercial and Industrial Loans - The C&I loan portfolio is comprised of general middle market and commercial banking clients across a diverse set of industries, as well as certain specialized lending verticals including specialty finance, senior housing, financial institutions group and health care. In accordance with Pinnacle's lending policy, each loan undergoes a detailed underwriting process, which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. These loans are generally secured by collateral such as business equipment, inventory, enterprise value, and real estate. Credit decisions on loans in the C&I portfolio are based on cash flow from the operations of the business as the primary source of repayment of the debt, with underlying real estate or other collateral being the secondary source of repayment.
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

The following table summarizes each loan portfolio class by risk grade and origination year as of September 30, 2026 and December 31, 2025 as required under CECL.

	September 30, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in millions)	2026	2025	2024	2023	2022	Prior	Amortized Cost Basis	Total
Commercial, financial and agricultural
Pass	$6,977	$6,404	$2,721	$1,363	$1,068	$2,927	$15,072	$36,532
Special Mention	15	30	62	66	39	11	171	394
Substandard	77	48	65	61	36	18	216	521
Doubtful	—	—	—	—	5	3	—	8
Loss	—	—	—	—	—	—	1	1
Total commercial, financial and agricultural	7,069	6,482	2,848	1,490	1,148	2,959	15,460	37,456
Current YTD Period:
Gross charge-offs	$6	$20	$30	$12	$8	$7	$34	$117
Owner-occupied
Pass	3,307	3,573	1,432	1,223	1,791	2,199	769	14,294
Special Mention	21	49	10	29	10	97	—	216
Substandard	1	12	15	15	16	36	2	97
Total owner-occupied	3,329	3,634	1,457	1,267	1,817	2,332	771	14,607
Current YTD Period:
Gross charge-offs	—	—	—	—	5	17	—	22
Total commercial and industrial	10,398	10,116	4,305	2,757	2,965	5,291	16,231	52,063
Current YTD Period:
Gross charge-offs	6	20	30	12	13	24	34	139
Investment properties
Pass	4,989	5,576	2,392	1,178	3,613	2,529	284	20,561
Special Mention	28	8	56	67	100	49	—	308
Substandard	1	31	—	24	30	109	—	195
Total investment properties	5,018	5,615	2,448	1,269	3,743	2,687	284	21,064
Current YTD Period:
Gross charge-offs	—	7	—	—	—	1	—	8
1-4 family properties
Pass	809	435	138	118	180	212	89	1,981
Special Mention	4	2	—	1	2	—	—	9
Substandard	—	1	—	1	—	3	—	5
Total 1-4 family properties	813	438	138	120	182	215	89	1,995
Current YTD Period:
Gross charge-offs	—	—	—	—	—	1	—	1

	September 30, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in millions)	2026	2025	2024	2023	2022	Prior	Amortized Cost Basis	Total

Land and development
Pass	379	296	105	34	42	34	85	975
Special Mention	2	—	—	—	—	—	—	2
Substandard	—	—	—	1	—	—	—	1
Total land and development	381	296	105	35	42	34	85	978
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	—	—
Total commercial real estate	6,212	6,349	2,691	1,424	3,967	2,936	458	24,037
Current YTD Period:
Gross charge-offs	—	7	—	—	—	2	—	9
Consumer mortgages
Pass	1,402	1,206	456	768	1,077	3,698	—	8,607
Substandard	—	7	4	11	10	62	—	94
Total consumer mortgages	1,402	1,213	460	779	1,087	3,760	—	8,701
Current YTD Period:
Gross charge-offs	—	—	—	1	—	1	—	2
Home equity
Pass	8	10	11	27	191	80	2,649	2,976
Substandard	—	1	1	3	5	6	8	24
Loss	—	—	—	—	—	—	1	1
Total home equity	8	11	12	30	196	86	2,658	3,001
Current YTD Period:
Gross charge-offs	—	—	—	—	1	2	2	5
Credit cards
Pass	—	—	—	—	—	—	250	250
Substandard	—	—	—	—	—	—	1	1
Loss	—	—	—	—	—	—	1	1
Total credit cards	—	—	—	—	—	—	252	252
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	6	6
Other consumer loans
Pass	373	210	79	53	78	203	751	1,747
Substandard	1	1	1	1	1	2	—	7
Total other consumer loans	374	211	80	54	79	205	751	1,754
Current YTD Period:
Gross charge-offs	—	6	4	4	1	6	3	24
Total consumer	1,784	1,435	552	863	1,362	4,051	3,661	13,708
Current YTD Period:
Gross charge-offs	—	6	4	5	2	9	11	37
Loans, net of deferred fees and costs	$18,394	$17,900	$7,548	$5,044	$8,294	$12,278	$20,350	$89,808
Current YTD Period:
Gross charge-offs	$6	$33	$34	$17	$15	$35	$45	$185

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in millions)	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Total
Commercial, financial and agricultural
Pass	$5,207	$2,722	$1,219	$901	$450	$334	$5,323	$16,156
Special Mention	54	29	51	39	14	2	118	307
Substandard	31	6	12	11	3	4	19	86
Total commercial, financial and agricultural	5,292	2,757	1,282	951	467	340	5,460	16,549
Current YTD Period:
Gross charge-offs	$4	$7	$11	$15	$7	$2	$19	$65
Owner-occupied
Pass	1,621	770	700	1,079	691	596	160	5,617
Special Mention	26	1	11	13	33	25	—	109
Substandard	—	—	3	—	16	2	—	21
Total owner-occupied	1,647	771	714	1,092	740	623	160	5,747
Current YTD Period:
Gross charge-offs	—	1	—	—	—	—	—	1
Total commercial and industrial	6,939	3,528	1,996	2,043	1,207	963	5,620	22,296
Current YTD Period:
Gross charge-offs	4	8	11	15	7	2	19	66
Investment properties
Pass	2,289	1,064	995	3,314	1,100	447	175	9,384
Special Mention	31	5	2	—	14	12	—	64
Substandard	34	—	4	—	10	—	—	48
Total investment properties	2,354	1,069	1,001	3,314	1,124	459	175	9,496
Current YTD Period:
Gross charge-offs	—	—	—	—	17	1	—	18
1-4 family properties
Pass	615	167	99	140	106	117	25	1,269
Special Mention	7	4	—	3	—	—	—	14
Substandard	—	—	—	—	—	1	—	1
Total 1-4 family properties	622	171	99	143	106	118	25	1,284
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	—	—
Land and development
Pass	294	123	33	41	30	15	40	576
Total land and development	294	123	33	41	30	15	40	576
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	—	—
Total commercial real estate	3,270	1,363	1,133	3,498	1,260	592	240	11,356
Current YTD Period:
Gross charge-offs	—	—	—	—	17	1	—	18

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in millions)	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Total
Consumer mortgages
Pass	908	181	331	637	762	582	32	3,433
Substandard	1	2	5	4	1	10	—	23
Total consumer mortgages	909	183	336	641	763	592	32	3,456
Current YTD Period:
Gross charge-offs	—	—	1	—	—	—	—	1
Home equity
Pass	1	—	—	—	—	2	1,365	1,368
Substandard	—	1	1	1	—	1	2	6
Total home equity	1	1	1	1	—	3	1,367	1,374
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	1	1
Credit cards
Pass	—	—	—	—	—	—	53	53
Total credit cards	—	—	—	—	—	—	53	53
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	2	2
Other consumer loans
Pass	187	16	14	18	26	13	345	619
Total other consumer loans	187	16	14	18	26	13	345	619
Current YTD Period:
Gross charge-offs	—	—	—	—	4	1	3	8
Total consumer	1,097	200	351	660	789	608	1,797	5,502
Current YTD Period:
Gross charge-offs	—	—	1	—	4	1	6	12
Loans, net of deferred fees and costs	$11,306	$5,091	$3,480	$6,201	$3,256	$2,163	$7,657	$39,154
Current YTD Period:
Gross charge-offs	$4	$8	$12	$15	$28	$4	$25	$96

Rollforward of Allowance for Loan Losses
The following tables detail the changes in the ALL by loan segment for the three and nine months ended September 30, 2026 and 2025. During the three and nine months ended September 30, 2026 and 2025, Pinnacle had no significant transfers to loans held for sale.

	As of and For the Three Months Ended September 30, 2026
(in millions)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at June 30, 2026	$500	$216	$240	$956
Charge-offs	(51)	(8)	(11)	(70)
Recoveries	15	1	4	20
Provision for (reversal of) loan losses	42	13	25	80
Ending balance at September 30, 2026	$506	$222	$258	$986

	As of and For the Three Months Ended September 30, 2025
(in millions)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at June 30, 2025	$233	$101	$88	$422
Charge-offs	(19)	—	(3)	(22)
Recoveries	4	—	1	5
Provision for (reversal of) loan losses	26	(1)	4	29
Ending balance at September 30, 2025	$244	$100	$90	$434

	As of and For the Nine Months Ended September 30, 2026
(in millions)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2025	$255	$95	$92	$442
Purchased credit deteriorated loans	110	102	25	237
Purchased seasoned loans	106	67	68	241
Charge-offs	(139)	(9)	(37)	(185)
Recoveries	25	1	12	38
Provision for (reversal of) loan losses	149	(34)	98	213
Ending balance at September 30, 2026	$506	$222	$258	$986

	As of and For the Nine Months Ended September 30, 2025
(in millions)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2024	$221	$111	$82	$414
Charge-offs	(53)	—	(9)	(62)
Recoveries	9	—	4	13
Provision for (reversal of) loan losses	67	(11)	13	69
Ending balance at September 30, 2025	$244	$100	$90	$434

The ALL of $986 million and the reserve for unfunded commitments of $79 million, which is recorded in other liabilities, comprise the total ACL of $1.1 billion at September 30, 2026. The ACL increased $607 million compared to the December 31, 2025 ACL of $458 million, which consisted of an ALL of $442 million and a reserve for unfunded commitments of $16 million, primarily due to the merger. The ACL to loans coverage ratio was 1.19% at September 30, 2026, compared to 1.17% at December 31, 2025. The September 30, 2026 ACL ratio was impacted by net loan growth and a deterioration in the economic forecast. The Company includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties in the quantitative estimate.

The ACL is estimated using a two-year reasonable and supportable forecast period. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the Company reverts on a straight-line basis back to the historical rates over a one-year period. Pinnacle utilizes multiple economic forecast scenarios sourced from a reputable third-party provider that are probability-weighted internally. The current scenarios include a consensus baseline forecast, an upside scenario reflecting stronger growth than the baseline, a downside scenario that reflects adverse economic conditions, and an additional adverse scenario that assumes consistent slow growth that is less optimistic than the baseline. The economic scenarios are intended to capture differing trajectories for the macroeconomic environment over the forecast horizon. At September 30, 2026, the probability‑weighted economic outlook reflected a modest softening relative to December 31, 2025. Consistent with industry practice, the unemployment rate is referenced as a general indicator of labor market conditions and broader economic trends reflected in the scenarios. The probability‑weighted forecast incorporated an average unemployment rate of 5.0% over the forecast period at September 30, 2026, compared to 4.6% at December 31, 2025. See Note 1 - Basis of Presentation and Accounting Policies for additional details around the ACL estimation process.
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
The following tables present the amortized cost of FDM loans by loan portfolio class that were modified during the three and nine months ended September 30, 2026 and 2025. Tables within this section exclude loans that were paid-off or are otherwise no longer in the loan portfolio as of the period end.

	Three Months Ended September 30, 2026
(in millions)	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Payment Deferral and Term Extension	Total	Percentage of Total by Financing Class
Commercial, financial and agricultural	$36	$—	$20	$—	$56	0.1%
Total commercial and industrial	36	—	20	—	56	0.1
Investment properties	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Consumer mortgages	—	7	—	—	7	0.1
Other consumer loans	1	—	—	—	1	0.1
Total consumer	1	7	—	—	8	0.1
Total FDMs	$37	$7	$20	$—	$64	0.1%

	Nine Months Ended September 30, 2026
(in millions)	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Payment Deferral and Term Extension	Total	Percentage of Total by Financing Class
Commercial, financial and agricultural	$88	$26	$20	$—	$134	0.4%
Total commercial and industrial	88	26	20	—	134	0.3
Investment properties	—	9	—	27	36	0.2
Total commercial real estate	—	9	—	27	36	0.1
Consumer mortgages	—	14	—	—	14	0.2
Other consumer loans	2	—	—	—	2	0.1
Total consumer	2	14	—	—	16	0.1
Total FDMs	$90	$49	$20	$27	$186	0.2%

	Three Months Ended September 30, 2025
(in millions)	Term Extension	Payment Delay and Term Extension	Total	Percentage of Total by Financing Class
Commercial, financial and agricultural	$6	$1	$7	—%
Total commercial and industrial	6	1	7	—
Total FDMs	$6	$1	$7	—%

	Nine Months Ended September 30, 2025
(in millions)	Term Extension	Payment Delay and Term Extension	Total	Percentage of Total by Financing Class
Commercial, financial and agricultural	$6	$1	$7	—%
Total commercial and industrial	6	1	7	—
Investment properties	—	34	34	0.4
Total commercial real estate	—	34	34	0.3
Total FDMs	$6	$35	$41	0.1%

The following tables present the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
(dollars in millions)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Weighted Average Payment Delay (in months)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension and Payment Delay (in months)	Weighted Average Payment Delay (in months)
Commercial, financial and agricultural	3.5%	17	—	3.5%	11	13
Owner-occupied	—	—	—	—	—	—
Investment properties	—	—	—	—	8	9
Consumer mortgages	—	—	7	—	—	6
Other consumer loans	—	157	—	—	139	—

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(dollars in millions)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Weighted Average Payment Delay (in months)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Weighted Average Payment Deferral (in months)
Commercial, financial and agricultural	—%	4	—	—%	5	—
Investment properties	—	—	—	—	6	6

During the three and nine months ended September 30, 2026, there were no material FDMs that subsequently defaulted. During the three and nine months ended September 30, 2025, there were no material FDMs that subsequently defaulted. Defaults are defined as the earlier of the FDM being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments. As of September 30, 2026 and December 31, 2025, there were no commitments to lend a material amount of additional funds to any borrower whose loan was classified as a FDM.

Pinnacle monitors the performance of FDMs to understand the effectiveness of its modification efforts. The following tables provide a summary of current, accruing past due, and non-accrual loans on an amortized cost basis by loan portfolio class that have been modified during the 12 months prior to September 30, 2026 and September 30, 2025, respectively.

	As of September 30, 2026
(in millions)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Non-accrual	Total
Commercial, financial and agricultural	$84	$2	$—	$56	$142
Owner-occupied	—	—	—	—	—
Total commercial and industrial	84	2	—	56	142
Investment properties	9	—	—	31	40
Total commercial real estate	9	—	—	31	40
Consumer mortgages	3	—	—	11	14
Other consumer loans	2	—	—	—	2
Total consumer	5	—	—	11	16
Total FDMs	$98	$2	$—	$98	$198

	As of September 30, 2025
(in millions)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Non-accrual	Total
Commercial, financial and agricultural	$7	$—	$—	$—	$7
Investment properties	—	—	—	34	34
Total FDMs	$7	$—	$—	$34	$41

Note 6 - Goodwill and Other Intangible Assets
During the first quarter of 2026, in connection with the Merger, Pinnacle reorganized its management reporting structure into two major reportable business segments: Banking and Wealth. Prior to the Merger, the Company operated through a single operating and reporting segment. In connection with these changes, goodwill of $1.8 billion was reallocated to the Banking and Wealth reporting units using a relative fair value approach. Changes to the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2026 are provided in the following table.
Effective January 1, 2026, Pinnacle merged with Synovus. In connection with the Merger, Pinnacle has recorded $1.6 billion of goodwill based on preliminary fair value estimates of assets acquired and liabilities assumed in the business combination as of September 30, 2026. Refer to Note 2 - Business Combination and Note 12 - Segment Reporting in this Report for additional information.
During the three months ended September 30, 2026, Pinnacle sold its majority interest in a third party investment. The disposition resulted in a reduction in goodwill of $5 million and a gain on sale of $4 million, representing the difference in the fair value of consideration received and assets sold.

(in millions)	Banking	Wealth	Total

Change in goodwill from reallocation	$1,767	$82	$1,849
Goodwill acquired during the year (preliminary allocation)	1,348	292	1,640
Disposition of investment	(5)	$—	(5)
Balance at September 30, 2026	$3,110	$374	$3,484

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
The following table shows the gross carrying amount and accumulated amortization of other intangible assets as of September 30, 2026 and December 31, 2025.

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2026
CDI	$937	$(208)	$729
Wealth Customer Relationships	262	(14)	248
Client Relationships	26	(19)	7
Other	15	—	15
Total other intangible assets	$1,240	$(241)	$999

December 31, 2025
CDI	$89	$(84)	$5
Client Relationships	26	(17)	9
Other	16	—	16
Total other intangible assets	$131	$(101)	$30

The estimated amortization expense of other intangible assets for the next five years is as follows:

(in millions)	Amortization Expense
Remainder of 2026	$45
2027	165
2028	147
2029	130
2030	113

Note 7 - Shareholders' Equity and Other Comprehensive Income (Loss)
Repurchases of Common Stock
On January 1, 2026, the Board of Directors approved share repurchases of up to $400 million of common stock in 2026. During the three and nine months ended September 30, 2026, Pinnacle did not repurchase shares of common stock.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
The following table illustrates activity within the balances in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2026 and 2025.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in millions)	Net unamortized holding (losses) gains on AFS securities transferred to HTM	Net unrealized gains (losses) on securities AFS(1)	Net unrealized gains (losses) on cash flow hedges	Total
Balance at June 30, 2026	$9	$(208)	$(48)	$(247)
Other comprehensive income (loss) before reclassifications	—	(511)	(12)	(523)
Amounts reclassified from AOCI	(1)	1	(1)	(1)
Net current period other comprehensive income (loss)	(1)	(510)	(13)	(524)
Balance at September 30, 2026	$8	$(718)	$(61)	$(771)

Balance at June 30, 2025	$14	$(216)	$(16)	$(218)
Other comprehensive income (loss) before reclassifications	—	70	(10)	60
Amounts reclassified from AOCI	(2)	—	—	(2)
Net current period other comprehensive income (loss)	(2)	70	(10)	58
Balance at September 30, 2025	$12	$(146)	$(26)	$(160)

Balance at December 31, 2025	$12	$(105)	$(30)	$(123)
Other comprehensive income (loss) before reclassifications	—	(634)	(30)	(664)
Amounts reclassified from AOCI	(4)	21	(1)	16
Net current period other comprehensive income (loss)	(4)	(613)	(31)	(648)
Balance at September 30, 2026	$8	$(718)	$(61)	$(771)

Balance at December 31, 2024	$18	$(160)	$(26)	$(168)
Other comprehensive income (loss) before reclassifications	—	5	—	5
Amounts reclassified from AOCI	(6)	9	—	3
Net current period other comprehensive income (loss)	(6)	14	—	8
Balance at September 30, 2025	$12	$(146)	$(26)	$(160)

(1)    For September 30, 2026 and 2025, the ending balance in net unrealized gains (losses) on securities available for sale includes unrealized losses of $5 million, related to residual tax effects remaining in OCI primarily due to previously established deferred tax asset valuation allowances. In accordance with ASC 740-20-45-11(b), under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.
Note 8 - Fair Value Accounting
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies and Note 18- Fair Value of Financial Instruments" of Pinnacle's 2025 Form 10-K for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.

The following table presents assets and liabilities measured at estimated fair value on a recurring basis.

	September 30, 2026				December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Trading securities:
U.S. Treasury securities	$3	$—	$—	$3	$—	$—	$—	$—
Asset-backed securities	—	8	—	8	—	—	—	—
Total trading securities	$3	$8	$—	$11	$—	$—	$—	$—
Securities available for sale:
U.S. Treasury securities	$2,761	$—	$—	$2,761	$1,586	$—	$—	$1,586
U.S. Government agency securities	—	183	—	183	—	195	—	195
Mortgage-backed securities	—	14,534	—	14,534	—	2,794	—	2,794
State and municipal securities	—	444	—	444	—	1,709	—	1,709
Corporate notes and other	—	268	—	268	—	283	—	283
Total securities available for sale	$2,761	$15,429	$—	$18,190	$1,586	$4,981	$—	$6,567
Mortgage loans held for sale	$—	$28	$—	$28	$—	$—	$—	$—
Other investments	—	37	304	341	—	23	230	253
Mutual funds held in rabbi trusts	100	—	—	100	13	—	—	13
Derivative assets	—	243	—	243	—	210	—	210
Liabilities
Mutual funds held in rabbi trusts	94	—	—	94	7	—	—	7
Derivative liabilities(1)	—	364	—	364	—	80	—	80

(1) Excludes from Level 3 the Visa derivative of $3 million at September 30, 2026.
Fair Value Option
Pinnacle has elected the fair value option for certain mortgage loans held for sale primarily to ease the operational burden required to maintain hedge accounting for these loans. Pinnacle is still able to achieve effective economic hedges on mortgage loans held for sale without the time and expense needed to manage a hedge accounting program.
Mortgage loans held for sale are initially measured at fair value under the fair value option election with subsequent changes in fair value recognized in total loan sales and servicing income on the consolidated statements of income.
The following table summarizes the difference between the fair value and the UPB of mortgage loans held for sale and the changes in fair value of these loans. An immaterial portion of these changes in fair value was attributable to instrument-specific credit risk. Pinnacle recorded no material changes in fair value in net income for the three and nine months ended September 30, 2026.

Mortgage Loans Held for Sale
(in millions)	As of September 30, 2026
Fair value	$28
Unpaid principal balance	28
Fair value less aggregate unpaid principal balance	$—

Activity for Level 3 Assets
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 18 - Fair Value of Financial Instruments" of Pinnacle's 2025 Form 10-K for a description of the valuation techniques and significant inputs for Level 3 assets and liabilities that are measured at fair value on a recurring and non-recurring basis. During the three and nine months ended September 30,

2026 and 2025, Pinnacle did not have any transfers in or out of Level 3 in the fair value hierarchy. The following tables provide rollforwards of Level 3 assets measured at fair value on a recurring basis.

Three Months Ended September 30, 2026
(in millions)	Other Investments
Ending balance at June 30, 2026	$294
Total gains (losses) realized/unrealized:
Included in earnings	4
Purchases	14
Settlements	(8)
Ending balance at September 30, 2026	$304
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30, 2026	$4

Three Months Ended September 30, 2025
(in millions)	Other Investments
Beginning balance at June 30, 2025	$199
Total gains (losses) realized/unrealized:
Included in earnings	5
Purchases	13
Settlements	(1)
Ending balance at September 30, 2025	$216
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30, 2025	$5

Nine Months Ended September 30, 2026
(in millions)	Other Investments
Beginning balance at December 31, 2025	$230
Impact from the Merger	40
Total gains (losses) realized/unrealized:
Included in earnings	17
Purchases	31
Settlements	(14)
Ending balance at September 30, 2026	$304
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30, 2026	$17

Nine Months Ended September 30, 2025
(in millions)	Other Investments
Beginning balance at December 31, 2024	$177
Total gains (losses) realized/unrealized:
Included in earnings	8
Purchases	37
Settlements	(6)
Ending balance at September 30, 2025	$216
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30, 2025	$8

The following table presents assets measured at fair value on a non-recurring basis, as of the dates indicated, for which there was a fair value adjustment.

	September 30, 2026
(in millions)	Level 1	Level 2	Level 3
Collateral dependent loans (1)	$—	$—	$100
Other real estate (2)	—	—	17
	December 31, 2025
(in millions)	Level 1	Level 2	Level 3
Collateral dependent loans (1)	$—	$—	$80
Other real estate	—	—	8
(1) The carrying values of collateral dependent loans at September 30, 2026 and December 31, 2025 are net of valuation allowances of $32 million and $32 million, respectively.
(2) The carrying value of other real estate at September 30, 2026 is net of writedowns of $12 million recorded as part of the preliminary purchase price allocation of the Merger. Refer to Note 2 - Business Combination in this Report for additional information.
Fair Value of Financial Instruments
The following tables present the carrying and estimated fair values of financial instruments at September 30, 2026 and December 31, 2025. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash, cash equivalents, and restricted cash, the carrying amount is a reasonable estimate of fair value due the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as non-interest bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. The fair values represent management’s best estimates based on a range of methodologies and assumptions. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies and Note 18 - Fair Value of Financial Instruments" to the consolidated financial statements of Pinnacle's 2025 Form 10-K for a description of how fair value measurements are determined.

	September 30, 2026
(in millions)	Carrying Value	Fair Value(1)	Level 1	Level 2	Level 3
Financial assets
Securities purchased with agreement to resell	$26	$26	$—	$—	$26
Investment securities held to maturity	2,380	2,050	—	2,050	—
Loans held for sale	658	658	—	658	—
Loans, net	88,822	87,497	—	—	87,497
Financial liabilities
Deposits and securities sold under agreements to repurchase	$103,622	$103,605	$—	$—	$103,605
FHLB advances and other borrowings	9,985	9,982	—	—	9,982

(1) Estimated fair values are consistent with an exit price concept.

	December 31, 2025
(in millions)	Carrying Value	Fair Value(1)	Level 1	Level 2	Level 3
Financial assets
Securities purchased with agreement to resell	$96	$96	$—	$—	$96
Investment securities held to maturity	2,591	2,410	20	2,390	—
Loans held for sale	97	98	—	98	—
Loans, net	38,712	38,288	—	—	38,288
Financial liabilities
Deposits and securities sold under agreements to repurchase	$47,717	$46,735	$—	$—	$46,735
FHLB advances and other borrowings	2,205	2,232	—	—	2,232

(1) Estimated fair values are consistent with an exit price concept.

Note 9 - Derivative Instruments and Hedging Activities
Pinnacle utilizes derivative instruments to manage its exposure to various types of interest rate risk, exposures related to liquidity and credit risk, and to facilitate client transactions. The primary types of derivative instruments utilized by Pinnacle consist of interest rate swaps and options, interest rate lock commitments made to prospective mortgage loan clients, commitments to sell fixed-rate mortgage loans, and foreign currency exchange contracts. Interest rate lock commitments represent derivative instruments since it is intended that such loans will be sold. Pinnacle also provides foreign currency exchange services, primarily forward contracts, with counterparties to allow commercial clients to mitigate exchange rate risk. Pinnacle covers its risk by entering into an offsetting foreign currency exchange forward contract. Pinnacle enters into risk participation agreements with financial institution counterparties where we are either a participant or a lead bank so that the risk of default on the interest rate swaps is shared. Pinnacle either pays or receives a fee depending on the participation type. As of September 30, 2026, Pinnacle has risk participation agreements with a total notional amount of $2.0 billion. Additionally, Pinnacle enters into swaps to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, Pinnacle enters into offsetting positions in order to minimize the risk to Pinnacle. These swaps qualify as derivatives, but are not designated as hedging instruments.
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
For cash flow hedges, gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss), net of the tax impact, and subsequently reclassified into earnings when the hedged transaction affects earnings with the impacts recorded in the same income statement line item used to present the earnings effect of the hedged item. When a cash flow hedge relationship is discontinued but the hedged cash flows, or forecasted transactions, are still expected to occur, gains or losses that were accumulated in OCI are amortized into earnings over the same periods in which the hedged transactions are still expected to affect earnings. If, however, it is probable the forecasted transactions will no longer occur, the remaining accumulated amounts in OCI for the impacted cash flow hedges are immediately recognized in earnings. Pinnacle terminated cash flow hedges with $8 million of unrealized gains in OCI during the period. Pinnacle recognized a pre-tax gain of $1 million during the three and nine months ended September 30, 2026 related to the amortization of terminated cash flow hedges. Pinnacle expects to reclassify $3 million in pre-tax gains related to the amortization of terminated cash flow hedges over the next 12 months.
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
Certain derivative transactions have collateral requirements, both at the inception of the trade and as the value of each derivative position changes. As of September 30, 2026 and December 31, 2025, Pinnacle had recorded the right to reclaim cash collateral of $21 million and $36 million, respectively. As of September 30, 2026 and December 31, 2025, Pinnacle had recorded the obligation to return cash collateral of $184 million and $62 million, respectively.
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

	September 30, 2026			December 31, 2025
		Estimated Fair Value			Estimated Fair Value
(in millions)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in cash flow hedging relationships:
Interest rate contracts	$10,250	$70	$—	$9,750	$83	$—
Total cash flow hedges		$70	$—		$83	$—

Derivatives in fair value hedging relationships:
Interest rate contracts	$6,499	$4	$7	$4,340	$47	$1
Total fair value hedges		$4	$7		$47	$1
Total derivatives designated as hedging instruments		$74	$7		$130	$1

Derivatives not designated as hedging instruments:
Interest rate contracts	$29,284	$164	$357	$6,425	$40	$40
Mortgage derivatives - interest rate lock commitments	109	1	—	64	1	—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	105	2	—	53	—	—
Foreign exchange contracts	178	2	—	—	—	—
Visa derivative	—	—	3	—	—	—
Credit default swap	146	—	—	153	—	—
Total derivatives not designated as hedging instruments		$169	$360		$41	$40

The following table presents the effect of hedging derivative instruments in the consolidated statements of income and the total amounts for the respective line item affected for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30, 2026
	Interest Income		Interest Expense
(in millions)	Loans, including fees	Investment securities	Deposits	FHLB advances and other borrowings
Total interest income/expense amounts presented in the consolidated statements of income	$1,361	$224	$561	$90

Gain (loss) on fair value hedging relationships:
Recognized on derivatives	$—	$41	$(15)	$(67)
Recognized on hedged items	—	(41)	15	67
Pre-tax income (loss) recognized on fair value hedges	$—	$—	$—	$—

	Three Months Ended September 30, 2025
	Interest Income		Interest Expense
(in millions)	Loans, including fees	Investment securities	Deposits	FHLB advances and other borrowings
Total interest income/expense amounts presented in the consolidated statements of income	$589	$95	$294	$29

Gain (loss) on fair value hedging relationships:
Recognized on derivatives	$—	$(2)	$—	$2
Recognized on hedged items	—	2	—	(2)
Pre-tax income (loss) recognized on fair value hedges	$—	$—	$—	$—

	Nine Months Ended September 30, 2026
	Interest Income		Interest Expense
(in millions)	Loans, including fees	Investment securities	Deposits	FHLB advances and other borrowings
Total interest income/expense amounts presented in the consolidated statements of income	$3,931	$629	$1,616	$226

Gain (loss) on fair value hedging relationships:
Recognized on derivatives	$—	$33	$(27)	$(101)
Recognized on hedged items	—	(33)	27	101
Pre-tax income (loss) recognized on fair value hedges	$—	$—	$—	$—

	Nine Months Ended September 30, 2025
	Interest Income		Interest Expense
(in millions)	Loans, including fees	Investment securities	Deposits	FHLB advances and other borrowings
Total interest income/expense amounts presented in the consolidated statements of income	$1,707	$276	$852	$87

Gain (loss) on fair value hedging relationships:
Recognized on derivatives	$—	$(24)	$—	$19
Recognized on hedged items	—	24	—	(19)
Pre-tax income (loss) recognized on fair value hedges	$—	$—	$—	$—

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of the hedged assets/(liabilities) in fair value hedging relationships.

	September 30, 2026		December 31, 2025
(in millions)	Hedged Items Currently Designated		Hedged Items Currently Designated
Line item on the balance sheet	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
Securities available for sale(1)(2)	$1,215	$(133)	$3,701	$(48)
Interest-bearing deposits	(1,673)	(27)	—	—
FHLB advances and other borrowings	(3,358)	(102)	(1,174)	(1)

(1) In April 2022, interest rates swaps designated as fair value hedges with notional amounts totaling $164 million and market values totaling $14 million were terminated. Approximately $1 million in gains were recognized at the time of termination and the remaining $3 million at September 30, 2026 will be accreted as additional interest income on the previously hedged available for sale mortgage backed and municipal securities over the same period as existing purchase discounts or premiums on these securities.
(2) Carrying amount represents amortized cost.
The pre-tax effect of changes in fair value from derivative instruments not designated as hedging instruments in the consolidated statements of income for the three and nine months ended September 30, 2026 and 2025 is presented below.

		Gain (Loss) Recognized in Consolidated Statements of Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Location in Consolidated Statements of Income	2026	2025	2026	2025
Derivatives not designated as hedging instruments:
Mortgage derivatives - interest rate lock commitments	Total loan sales and servicing	$(2)	$—	$—	$—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	Total loan sales and servicing	1	—	2	—
Foreign exchange contracts	Capital markets income	1	—	—	—
Visa derivative	Other non-interest expense	3	—	5	—

Note 10 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the three and nine months ended September 30, 2026 and 2025. Diluted net income per common share incorporates the potential impact of contingently issuable shares such as those related to restricted share units (RSUs), and performance share units (PSUs), including awards which require future service and meeting certain performance and market metrics as a condition of delivery of the underlying common stock. During periods where the effect of these instruments is antidilutive, meaning their inclusion would increase earnings per share, they are excluded from the calculation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in millions, except per share data, share count in thousands)	2026	2025	2026	2025
Basic Net Income Per Common Share:
Net income available to common shareholders	$364	$169	$812	$461
Weighted average common shares outstanding, basic	151,113	76,904	151,072	76,841
Net income per common share, basic	$2.41	$2.20	$5.38	$6.00
Diluted Net Income Per Common Share:
Net income available to common shareholders	$364	$169	$812	$461
Weighted average common shares outstanding, basic	151,113	76,904	151,072	76,841
Effect of dilutive outstanding equity-based awards	605	406	481	402
Weighted average common shares, diluted	151,718	77,310	151,553	77,243
Net income per common share, diluted	$2.40	$2.19	$5.36	$5.96
Anti-dilutive shares (1)	65	716	260	675

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
The ACL associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. At September 30, 2026 and December 31, 2025, the ACL for unfunded commitments was $79 million and $16 million, respectively. Additionally, an immaterial amount of unearned fees relating to letters of credit are recorded within other liabilities on the consolidated balance sheets.

(in millions)	September 30, 2026	December 31, 2025
Letters of credit	$1,325	$601
Commitments to fund commercial and industrial loans	22,313	9,309
Commitments to fund commercial real estate, construction, and land development loans	7,982	5,329
Commitments under home equity lines of credit	4,127	1,904
Unused credit card lines	909	411
Other loan commitments	1,855	1,047
Total letters of credit and unfunded lending commitments	$38,511	$18,601

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
At least quarterly, Pinnacle carefully examines and considers each legal matter using then available information, and, in those situations where Pinnacle determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Pinnacle establishes an appropriate reserve. An event is considered to be probable if the future event is likely to occur. In the absence of a determination that a loss contingency is both probable and reasonably estimable, no accrual is made. Once established, accruals are adjusted to reflect developments related to these matters. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel, and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of September 30, 2026 are adequate.
In addition, where Pinnacle determines that there is a reasonable possibility of a loss in respect of legal matters, Pinnacle considers whether it is able to estimate the total reasonably possible loss or range of loss. Under GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely,” and an event is “remote” if the “chance of the future event or events occurring is slight.” In many situations, Pinnacle may be unable to estimate reasonably possible losses due to the difficulty of predicting the outcome of legal matters and the preliminary nature of the legal matters, as well as a variety of other factors and uncertainties. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this range does not represent our maximum loss exposure. For those legal matters where Pinnacle is able to estimate a range of reasonably possible losses, management currently estimates the aggregate range from our outstanding litigation is from zero to $30 million in excess of the amounts accrued, if any, related to those matters. This estimated aggregate range is based upon information currently available to Pinnacle, and the actual losses could prove to be lower or higher. As there are further developments in these legal matters, Pinnacle will reassess these matters, and the estimated range of reasonably possible losses may change as a result of this assessment. Based on Pinnacle's current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Pinnacle's consolidated financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved and the large or indeterminate damages sought in some of these matters, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Pinnacle's results of operations or financial condition for any particular period.
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
The following tables present certain financial information for each reportable business segment for the three and nine months ended September 30, 2026 and 2025 and as of September 30, 2026 and December 31, 2025. The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable business segment may be periodically revised. Loan and deposit transfers occur from time to time between reportable business segments primarily to maintain the migration of clients and relationship managers between segments; however, prior period loan and deposit balances and any related net interest income and FTP are not adjusted for transfers.

	Three Months Ended September 30, 2026
(in millions)	Banking	Wealth	Treasury and Corporate Other	Pinnacle Consolidated
Net interest income	$836	$10	$140	$986
Provision for (reversal of) credit losses	84	—	2	86
Net interest income after provision for credit losses	752	10	138	900
Core banking fees	84	—	12	96
Wealth management revenue	4	84	—	88
Capital markets income	17	—	—	17
Total loan sales and servicing	8	—	—	8
Other non-interest revenue	32	—	85	117
Total non-interest revenue	145	84	97	326
Salaries and other personnel expense	220	50	128	398
Net occupancy, equipment and software expense	39	1	61	101
Other operating expense(1)(2)	66	8	176	250
Total non-interest expense	325	59	365	749
Income (loss) before income taxes	$572	$35	$(130)	$477

	Three Months Ended September 30, 2025
(in millions)	Banking	Wealth	Treasury and Corporate Other	Pinnacle Consolidated
Net interest income	$359	$2	$36	$397
Provision for (reversal of) credit losses	31	—	1	32
Net interest income after provision for credit losses	328	2	35	365
Core banking fees	27	—	7	34
Wealth management revenue	6	32	—	38
Capital markets income	4	—	—	4
Total loan sales and servicing	5	—	—	5
Other non-interest revenue	1	—	65	66
Total non-interest revenue	43	32	72	147
Salaries and other personnel expense	119	21	45	185
Net occupancy, equipment and software expense	19	—	26	45
Other operating expense(1)(3)	25	1	47	73
Total non-interest expense	163	22	118	303
Income (loss) before income taxes	$208	$12	$(11)	$209

(1) Other operating expense for Banking and Wealth primarily includes software platform expense, professional fees, and FDIC insurance and other regulatory fees.
(2) Treasury and Corporate Other includes $52 million of the total merger-related expense of $56 million incurred during the three months ended September 30, 2026.
(3) Treasury and Corporate Other includes $8 million in total merger-related expense incurred during the three months ended September 30, 2025.

	Nine Months Ended September 30, 2026
(in millions)	Banking	Wealth	Treasury and Corporate Other	Pinnacle Consolidated
Net interest income	$2,398	$30	$447	$2,875
Provision for (reversal of) credit losses	220	—	4	224
Net interest income after provision for credit losses	2,178	30	443	2,651
Core banking fees	247	—	33	280
Wealth management revenue	12	245	—	257
Capital markets income	53	—	—	53
Total loan sales and servicing	27	—	—	27
Other non-interest revenue	42	1	197	240
Total non-interest revenue	381	246	230	857
Salaries and other personnel expense	646	149	377	1,172
Net occupancy, equipment and software expense	120	4	176	300
Other operating expense(1)(2)	185	26	740	951
Total non-interest expense	951	179	1,293	2,423
Income (loss) before income taxes	$1,608	$97	$(620)	$1,085

	Nine Months Ended September 30, 2025
(in millions)	Banking	Wealth	Treasury and Corporate Other	Pinnacle Consolidated
Net interest income	$1,062	$8	$73	$1,143
Provision for (reversal of) credit losses	71	—	2	73
Net interest income after provision for credit losses	991	8	71	1,070
Core banking fees	78	—	20	98
Wealth management revenue	15	88	—	103
Capital markets income	11	—	—	11
Total loan sales and servicing	17	—	—	17
Other non-interest revenue	7	—	133	140
Total non-interest revenue	128	88	153	369
Salaries and other personnel expense	344	59	134	537
Net occupancy, equipment and software expense	56	—	75	131
Other operating expense(1)(3)	69	4	123	196
Total non-interest expense	469	63	332	864
Income (loss) before income taxes	$650	$33	$(108)	$575

(1) Other operating expense for Banking and Wealth primarily includes software platform expense, professional fees, and FDIC insurance and other regulatory fees.
(2) Treasury and Corporate Other includes $371 million of the total merger-related expense of $382 million incurred during the nine months ended September 30, 2026.
(3) Treasury and Corporate Other includes $8 million in total merger-related expense incurred during the nine months ended September 30, 2025.

	September 30, 2026
(dollars in millions)	Banking	Wealth	Treasury and Corporate Other	Pinnacle Consolidated
Loans, net of deferred fees and costs	$88,061	$47	$1,700	$89,808
Deposits	$89,765	$3,050	$10,221	$103,036
Full-time equivalent employees	5,029	608	2,939	8,576

	December 31, 2025
(dollars in millions)	Banking	Wealth	Treasury and Corporate Other	Pinnacle Consolidated
Loans, net of deferred fees and costs	$37,985	$—	$1,169	$39,154
Deposits	$42,339	$1,160	$3,902	$47,401
Full-time equivalent employees	2,367	250	1,093	3,710

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
Pinnacle Bank is positioned in some of the highest growth markets in the Southeast, with 382 branches and 501 ATMs across its footprint as of September 30, 2026.
REGULATORY CAPITAL-RELATED DEVELOPMENTS
On March 19, 2026, the Federal Reserve, the FDIC, and the OCC issued a series of proposed rules to revise the U.S. regulatory capital framework to finalize the post-crisis Basel III reforms. Comments were due by June 18, 2026. As a Category IV banking organization, the Company and the Bank would not be required to adopt the new expanded risk-based approach. However, if implemented as proposed, the rules would impact how the Company and the Bank calculate regulatory capital ratios. Effective dates for the revised rules were not proposed. On September 30, 2026, the Federal Reserve adopted revisions to its stress testing rules effective in 2027 that for a Category IV banking organization, such as Pinnacle, will open the stress test models to public comment and delay revisions to the stress capital buffer to be effective January 1 of the following year rather than October 1 of the current year following receipt of test results. The Company and the Bank will continue to monitor for developments and consider impacts on capital planning.
EXECUTIVE SUMMARY
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Pinnacle’s results of operations for the three and nine months ended September 30, 2026 compared to the same periods in 2025 and financial condition as of September 30, 2026 compared to December 31, 2025. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Pinnacle, the notes thereto, and management’s discussion and analysis contained in Pinnacle's 2025 Form 10-K.
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
A reading of each section is important to fully understand our financial performance.

DISCUSSION OF RESULTS OF OPERATIONS

Table 1 - Consolidated Financial Highlights
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions, except per share data)	2026	2025	Change(1)	2026	2025	Change(1)
Net interest income	$986	$397	148%	$2,875	$1,143	152%
Provision for credit losses	86	32	168	224	73	207
Non-interest revenue	326	147	122	857	369	132
Total revenue	1,312	544	141	3,732	1,512	147
Non-interest expense	749	303	147	2,423	864	180
Income before income taxes	477	209	129	1,085	575	89
Net income	379	173	119	857	473	81
Less: Preferred stock dividends	15	4	292	45	12	259
Net income available to common shareholders	364	169	116	812	461	76
Net income per common share, basic	2.41	2.20	10	5.38	6.00	(10)
Net income per common share, diluted	2.40	2.19	10	5.36	5.96	(10)
Net interest margin(2)	3.40%	3.26%	14 bps	3.45%	3.24%	21 bps
Net charge-off ratio(2)	0.23	0.18	5	0.23	0.18	5
Return on average assets(2)	1.18	1.24	(6)	0.92	1.17	(25)
Return on average common equity(2)	10.28	10.33	(5)	7.79	9.63	(184)
Efficiency ratio (TE)	56.6	54.1	250	64.3	55.7	860

(1)    Percentage changes are calculated using unrounded amounts and may differ from calculations based on rounded figures.
(2)    Annualized

	September 30, 2026	June 30, 2026	Sequential Quarter Change		September 30, 2025	Year-Over-Year Change
(dollars in millions)
Loans, net of deferred fees and costs	$89,808	$88,076	$1,732		$37,933	$51,875
Total average loans, quarter	88,652	86,406	2,246		37,693	50,959
Total deposits	103,036	100,898	2,138		45,732	57,304
Total average deposits, quarter	102,330	100,278	2,052		45,479	56,851
Non-performing assets ratio	0.50%	0.50%	—	bps	0.41%	9	bps
Non-performing loans ratio	0.48	0.47	1		0.39	9
Past due loans over 90 days (as a % of loans)	0.01	0.01	—		0.01	—
ACL to loans coverage ratio	1.19	1.17	2		1.19	—
CET1 capital ratio	10.02	9.93	9		10.83	(81)
Total shareholders’ equity to total assets ratio	11.18	11.49	(31)		12.25	(107)

Third Quarter 2026 Overview
As the Merger became effective January 1, 2026, reported results reflect Legacy Pinnacle results prior to the completion of the Merger and results for the combined entity from the Merger closing date forward. As such, comparative data in MD&A as of and for the periods ended December 31, 2025 and September 30, 2025 reflect only Legacy Pinnacle.
Net income available to common shareholders for the third quarter of 2026 was $364 million, or $2.40 per diluted common share, compared to $169 million, or $2.19 per diluted common share, for the third quarter of 2025. Net income available to common shareholders for the nine months ended September 30, 2026 was $812 million, or $5.36 per diluted common share, compared to $461 million, or $5.96 per diluted common share, for the nine months ended September 30, 2025. The increase in net income available to common shareholders for the three and nine months ended September 30, 2026 when compared to the same periods in 2025 is primarily due to the Merger. Other impacts to the comparable periods are noted below and throughout this MD&A.
Net interest income for the third quarter ended September 30, 2026 was $986 million, up $589 million, or 148%, compared to the same period in 2025. Net interest income for the nine months ended September 30, 2026 was $2.9 billion, up $1.7 billion, or 152%, compared to the same period in 2025. Beyond the impact of the Merger, net interest income during the first nine months of 2026 was primarily impacted by loan growth. Net interest income during both the three and nine month periods ended September 30, 2026 was impacted by purchase accounting marks on the Synovus balance sheet and associated accretion, fixed-asset repricing and the repositioning of our securities portfolio. Purchase accounting accretion on loans may fluctuate quarter-to-quarter due to prepayments and/or charge-offs on loans during the respective periods. Net interest margin for the three and nine months ended September 30, 2026 was 3.40% and 3.45%, respectively, compared to Legacy Pinnacle margin of 3.26% and 3.24%, respectively, during the same periods in 2025.
Non-interest revenue for the three and nine months ended September 30, 2026 was $326 million and $857 million, respectively, up $179 million, or 122%, and $488 million, or 132%, respectively, compared to the same periods in 2025. Nearly all non-interest revenue categories were impacted by the Merger. Outside of the impact of the Merger, increases in both the three and nine month periods ended September 30, 2026, when compared to the comparable periods in 2025, are largely the result of growth in core banking fees, wealth management revenues, capital markets income, and an increase in income from our equity method investment in BHG, largely the result of increased loan origination. The three month period ended September 30, 2026 was also positively impacted by a nonrecurring $23 million gain from our equipment leasing business.
Non-interest expense for the three and nine months ended September 30, 2026 was $749 million and $2.4 billion, up $446 million, or 147%, and $1.6 billion, or 180%, respectively, compared to the same periods in 2025. Merger-related expense for the three and nine months ended September 30, 2026 was $56 million and $382 million, respectively. Excluding merger-related expense, non-interest expense during the three and nine months ended September 30, 2026, as compared to the same prior year periods, was impacted by higher employment expenses, largely due to increased headcount and increases in equipment, occupancy and software expense, primarily the result of software-related costs, some of which will be offset as merger-related synergies are realized.
At September 30, 2026, loans, net of deferred fees and costs, of $89.8 billion increased $50.7 billion from December 31, 2025, primarily driven by the Merger. Outside of the impact of the Merger, loan growth experienced during the nine months ended September 30, 2026 has been balanced between our specialty and geographic business units.
Credit metrics at September 30, 2026 included NPAs and NPLs at 50 bps and 48 bps, respectively, and total past due loans at 14 bps as a percentage of total loans. Net charge-offs/average loans for the three and nine months ended September 30, 2026 were in line with our expectations at 23 bps for both the quarter and year-to-date periods annualized. The ACL to loans coverage ratio was 1.19% at September 30, 2026 compared to 1.17% at December 31, 2025. The reserve was largely impacted by loan growth coupled with a more adverse macroeconomic environment and its impact on our forecasted models, offset in part by a decline in reserves for individually analyzed credits. The ACL to NPL coverage ratio was 246% at September 30, 2026, compared to 343% at December 31, 2025.
Total period-end deposits at September 30, 2026 increased $55.6 billion compared to December 31, 2025, primarily driven by the Merger. Excluding the impact of the Merger, the increase is reflective of an increase in interest-bearing and non-interest-bearing demand deposits and money market accounts.
At September 30, 2026, Pinnacle's CET1 ratio was 10.02%. Our intent remains to deploy capital generated through earnings to client growth while building CET1.
More detail on Pinnacle's financial results for the three and nine months ended September 30, 2026 may be found in subsequent sections of "Item 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report. See also "Part II – Item 1A. – Risk Factors" of this Report.
2026 Fundamental Guidance
The outlook is unchanged from what was previously noted in January of 2026, reflects our current expectations, and is based on recent trends and client feedback. Underlying our guidance is an expectation of both a stable interest rate and economic environment. Changes to these factors could have a meaningful impact on the guidance provided below:
•end of period loan growth of approximately 9% to 11%, excluding the Day 1 purchase accounting loan mark
•end of period deposit growth of approximately 8% to 10%
•adjusted revenue (TE) (1) of approximately $5.0 billion to $5.2 billion(2)
•adjusted non-interest expense(1) of approximately $2.675 billion to $2.775 billion(3)
•net charge-off ratio of 0.20% to 0.25% year-to-date annualized
•adjusted effective income tax rate of approximately 20% to 21%(4)
(1) Non-GAAP financial measure; see "Table 14 - Reconciliation of Non-GAAP Financial Measures" of this Report for applicable reconciliation to the most comparable GAAP measure.
(2) Assumes net interest margin of 3.44% - 3.46% and minimal expected impact from potential December 2026 FOMC action.
(3) Includes approximately $185 million of estimated intangible amortization in 2026 along with an assumption that 40% of the expected net cost savings from the Merger will be realized in 2026.
(4) Based on earnings adjusted for merger-related costs.

Loans
The following table compares the composition of the loan portfolio at September 30, 2026 and December 31, 2025.

Table 2 - Loans by Portfolio Class

(dollars in millions)	September 30, 2026		December 31, 2025
Commercial, financial and agricultural	$37,456	41.7%	$16,549	42.3%
Owner-occupied	14,607	16.3	5,747	14.6
Total commercial and industrial(1)	52,063	58.0	22,296	56.9
Investment properties	21,064	23.5	9,496	24.3
1-4 family properties	1,995	2.2	1,284	3.3
Land and development	978	1.1	576	1.4
Total commercial real estate	24,037	26.8	11,356	29.0
Consumer mortgages	8,701	9.7	3,456	8.8
Home equity	3,001	3.3	1,374	3.5
Credit cards	252	0.3	53	0.1
Other consumer loans	1,754	1.9	619	1.7
Total consumer	13,708	15.2	5,502	14.1
Loans, net of deferred fees and costs	$89,808	100.0%	$39,154	100.0%

(1) Includes senior housing loans of $4.4 billion and $521 million at September 30, 2026 and December 31, 2025, respectively, which are primarily classified as owner-occupied in accordance with our underwriting process.
At September 30, 2026, loans, net of deferred fees and costs of $89.8 billion increased $50.7 billion, or 129%, from December 31, 2025, primarily as a result of the Merger. C&I loans remain the largest component of our loan portfolio, representing 58.0% of total loans, while CRE and consumer loans represent 26.8% and 15.2%, respectively. Our portfolio composition is guided by our strategic growth plan, in conjunction with risk oversight of portfolio concentrations.
Total commercial loans (which are comprised of C&I and CRE loans) at September 30, 2026 were $76.1 billion, or 84.8% of the total loan portfolio, compared to $33.7 billion, or 85.9%, at December 31, 2025.
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
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Pinnacle's loan portfolio and is primarily comprised of general middle market and commercial banking clients across a diverse set of industries as well as certain specialized lending verticals. The following table shows the composition of the C&I loan portfolio aggregated by NAICS code. As of September 30, 2026 and December 31, 2025, 92.1% and 89.8%, respectively, of Pinnacle's C&I loans are secured by real estate, business equipment, inventory, and other types of collateral. C&I loans at September 30, 2026 grew $29.8 billion from December 31, 2025, primarily as a result of the Merger. Outside of the impact of the Merger, the growth was diverse by geography and supported by specialty lending.

Table 3 - Commercial and Industrial Loans by Industry
		September 30, 2026		December 31, 2025
(dollars in millions)	NAICS Code	Amount	%(1)	Amount	%(1)
Finance and insurance	52	$8,875	17.0%	$1,559	7.0%
Health care and social assistance	62	6,073	11.7	1,610	7.2
Retail trade	44-45	3,683	7.1	1,403	6.3
Lessors of real estate	5311	3,281	6.3	1,448	6.5
Accommodation and food services	72	3,187	6.1	1,371	6.1
Non classifiable		3,101	6.0	3,226	14.5
Manufacturing	31-33	2,872	5.5	1,174	5.3
Wholesale trade	42	2,754	5.3	1,048	4.7
Construction	23	2,396	4.6	1,018	4.6
Real estate and rental and leasing other	53	2,275	4.4	1,111	5.0
Professional, scientific, and technical services	54	2,129	4.1	1,137	5.1
Other services	81	1,862	3.6	886	4.0
Transportation and warehousing	48-49	1,840	3.5	928	4.2
Information	51	1,813	3.5	1,452	6.5
Arts, entertainment and recreation	71	1,684	3.2	1,022	4.6
Other industries(2)		1,523	2.9	497	2.1
Educational services	61	1,180	2.3	574	2.6
Public administration	92	949	1.8	448	2.0
Admin, support, waste mgmt, and remediation svcs	56	586	1.1	384	1.7
Total commercial and industrial loans		$52,063	100.0%	$22,296	100.0%

(1) Loan balance in each category expressed as a percentage of total C&I loans.
(2) Comprised of NAICS industries that are less than 1% of total C&I loans.
At September 30, 2026, $37.5 billion of C&I loans, or 41.7% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets, or refinance.
At September 30, 2026, $14.6 billion of C&I loans, or 16.3% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral such as senior housing facilities. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The secondary source of repayment on these loans is the underlying real estate. These loans are predominantly secured by owner-occupied and other real estate and, to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE consists primarily of income-producing investment properties loans, as well as 1-4 family properties, land and development. Total CRE loans of $24.0 billion increased $12.7 billion from December 31, 2025, largely due to the Merger.
Investment properties loans consist of construction and mortgage loans for income-producing properties and are primarily made to finance multi-family properties, hotels, office buildings, retail, warehouse/industrial and other commercial development properties. Total investment properties loans as of September 30, 2026 were $21.1 billion, or 87.6% of the CRE loan portfolio, and increased $11.6 billion from December 31, 2025 primarily as a result of the Merger.

The following table shows the principal categories of the investment properties loan portfolio at September 30, 2026 and December 31, 2025.

Table 4 - Investment Properties Loan Portfolio
	September 30, 2026		December 31, 2025
(dollars in millions)	Amount	% (1)	Amount	% (1)
Multi-Family	$6,433	30.5%	$3,433	36.2%
Hotels	2,487	11.8	574	6.0
Office Buildings	2,565	12.2	1,176	12.4
Retail	3,861	18.3	1,307	13.8
Warehouse/Industrial	3,402	16.2	2,087	22.0
Other investment property	2,316	11.0	919	9.6
Total investment properties loans	$21,064	100.0%	$9,496	100.0%

(1)    Loan balance in each category expressed as a percentage of total investment properties loans.

1-4 Family Properties Loans
1-4 family properties loans include construction loans to home builders and commercial mortgage loans related to 1-4 family rental properties and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Pinnacle. At September 30, 2026, 1-4 family properties loans totaled $2.0 billion, or 8.3% of the CRE loan portfolio.
Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Pinnacle, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). At September 30, 2026, land and development loans totaled $978 million, or 4.1% of the CRE loan portfolio.
Consumer Loans
The consumer loan portfolio consists of a wide variety of loan products offered through Pinnacle's banking network, including first and second residential mortgages, home equity and consumer credit card loans, as well as both secured and unsecured loans from third-party lending. Consumer loans were $13.7 billion as of September 30, 2026.
Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the composition of period-end deposits as of the dates indicated. See Table 11 - Quarter-to-Date Net Interest Income and Table 12 - Year-to-Date Net Interest Income in this Report for information on average deposits including average rates.

Table 5 - Composition of Period-end Deposits
(dollars in millions)	September 30, 2026	%(1)	December 31, 2025	%(1)	September 30, 2025	%(1)
Non-interest-bearing demand deposits	$20,912	20.3%	$9,051	19.1%	$8,958	19.6%
Interest-bearing demand deposits	29,728	28.8	15,649	33.0	15,032	32.9
Money market accounts	36,961	35.9	16,824	35.5	16,301	35.7
Savings deposits	1,781	1.7	804	1.7	797	1.6
Time deposits	13,654	13.3	5,073	10.7	4,644	10.2
Total deposits	$103,036	100.0%	$47,401	100.0%	$45,732	100.0%

(1)    Deposits balance in each category expressed as percentage of total deposits.

Total period-end deposits at September 30, 2026 were up $55.6 billion, or 117%, compared to December 31, 2025 primarily as a result of the Merger. Excluding the impact of the Merger, the increase is primarily reflective of a $2.5 billion increase in money market deposits, along with increases of approximately $658 million and $718 million, respectively, in non-interest-bearing and interest-bearing demand deposits. Total average deposit costs were 2.18% in the third quarter of 2026.
Non-interest Revenue
The following table shows the principal components of non-interest revenue.

Table 6 - Non-interest Revenue
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2026	2025	$ Change(1)	% Change(1)	2026	2025	$ Change(1)	% Change(1)
Core banking fees	$96	$34	$62	185%	$280	$98	$182	186%
Wealth management revenue	88	38	49	130	257	103	154	149
Income from equity method investment	48	41	8	19	103	87	16	19
Capital markets income	17	4	13	300	53	11	43	408
Total loan sales and servicing	8	5	2	39	27	17	9	58
Income from bank-owned life insurance	21	12	8	69	60	35	24	69
Investment securities gains (losses), net	(1)	—	(1)	nm	(27)	(13)	(14)	(114)
Other non-interest revenue	49	13	36	277	104	31	74	238
Total non-interest revenue	$326	$147	$179	122%	$857	$369	$488	132%
(1) Amounts may not total due to rounding and changes are calculated using unrounded amounts and may differ from calculations based on rounded figures.

Three and Nine Months Ended September 30, 2026 compared to September 30, 2025
Non-interest revenue for the three and nine months ended September 30, 2026 was up $179 million, or 122%, and up $488 million, or 132%, respectively, compared to the same periods in 2025. The increases reflect combined operations following the Merger, which is the primary contributor to higher overall non-interest revenue. Excluding the impact of the Merger, the three months ended September 30, 2026 was also impacted by a gain associated with an equipment lease, increased core banking fees, wealth management revenue, and BHG revenue, along with a gain on the disposition of a third party investment. The nine months ended September 30, 2026 benefited from increased core banking fees, wealth management revenue, BHG revenue, capital market income, and a gain on the aforementioned equipment lease payoff, partially offset by decreases in total loan sales and servicing, certain third-party lending relationships, and losses from sales of AFS investment securities as a result of ongoing securities portfolio repositioning.
Core banking fees consists of account analysis fees on deposit accounts, NSF fees, credit and debit card interchange fees, merchant revenue, letter/line of credit fees, rent on safe deposit boxes and all other service charges. These fees were $96 million and $280 million during the three and nine months ended September 30, 2026, respectively. Excluding the impact from the Merger, card fees, service charges on deposit accounts, and line of credit non-usage fees were the primary drivers for the increases during the periods.
Wealth management revenue consists primarily of fees derived from trust income, brokerage revenue, and insurance revenue. Wealth management revenue was $88 million and $257 million for the three and nine months ended September 30, 2026, respectively. Excluding the impact of the Merger, wealth management revenue increased primarily due to increases in overall trust fees and brokerage commissions.
Income from equity method investment is comprised solely of income derived from our 49% equity method investment in BHG. BHG is engaged in facilitating originations of commercial and consumer loans largely to skilled professionals throughout the United States. The loans are originated via various partners and may be funded on BHG's balance sheet or placed with various types of investors, including independent financial institutions and non-bank funding partners. Income from equity method investment increased $8 million, or 19%, during the three months ended September 30, 2026 as compared to the same period in 2025, largely the result of increased loan production, with marginal offsets resulting from an intentional shift in BHG's placement strategy. During the nine months ended September 30, 2026 as compared to the same period in 2025, income from our equity method investment in BHG increased $16 million, or 19%, largely the result of the aforementioned increased loan production, with marginal offsets resulting from the aforementioned intentional shift in BHG's placement strategy.

Earnings from BHG are likely to fluctuate from period-to-period, based on volumes and the distribution of loans across their delivery platforms.
Capital markets income, which primarily includes fee income from client derivative transactions, arranger/syndication fees, debt capital market transactions, M&A advisory fees, foreign exchange, as well as other miscellaneous income from capital market transactions, increased to $17 million and $53 million in the three and nine months ended September 30, 2026, respectively. Outside of the impact of the Merger, capital markets income during the three months ended September 30, 2026, slightly decreased primarily due to lower syndication fees and revenue associated with bond underwriting, partially offset by an increase in foreign exchange related income, while the nine months ended September 30, 2026, was impacted by increases in syndication fees, client derivative transactions, and M&A advisory fees, partially offset by a decrease in revenue associated with bond underwriting compared to the same periods in 2025.
Total loan sales and servicing consisting of net gains on loan origination/sales activities were $8 million and $27 million for the three and nine months ended September 30, 2026, respectively. Excluding the impact of the Merger, total loan sales were negatively impacted by lower mortgage loan origination fees during the three and nine months ended September 30, 2026.
Income from BOLI was $21 million and $60 million for the three and nine months ended September 30, 2026, respectively, and includes increases in the cash surrender value of policies and proceeds from insurance benefits. The increase for the three and nine months ended September 30, 2026 compared to the same periods in 2025 was primarily driven by the impact of the Merger. Outside of the Merger, income from BOLI in the three months ended September 30, 2026, was impacted by lower proceeds from insurance benefits and a decrease in cash surrender value appreciation income, while the nine months ended September 30, 2026 was impacted by lower proceeds from insurance benefits, partially offset by an increase in cash surrender value appreciation income.
The main components of other non-interest revenue are fees for commercial sponsorship income, including transaction and servicing fees associated with certain third-party lending relationships, earnings from other equity investments, earnings from tax credit investments, general processing charges, and other miscellaneous items. Other non-interest revenue for the three and nine months ended September 30, 2026 increased $36 million and $74 million, respectively, compared to the same periods in 2025, largely due to the Merger. Excluding the Merger impact, other non-interest revenue in the three months ended September 30, 2026 increased primarily due to a gain associated with the payoff of an equipment lease, coupled with a gain on the disposition of a third party investment and higher income from tax credit investments, partially offset by a decrease in commercial sponsorship income, while other non-interest income in the nine months ended September 30, 2026 was driven primarily by increases in the same aforementioned revenues along with higher general processing charges, partially offset by a decrease in the aforementioned commercial sponsorship income.
Non-interest Expense
The following table summarizes the components of non-interest expense.

Table 7 - Non-interest Expense
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2026	2025	$ Change(1)	% Change(1)	2026	2025	$ Change(1)	% Change(1)
Salaries and other personnel expense	$398	$185	$212	115%	$1,172	$537	$635	118%
Net occupancy, equipment, and software expense	101	45	56	124	300	131	169	128
Amortization of intangibles	46	2	44	nm	140	4	136	nm
FDIC insurance and other regulatory fees	20	11	9	76	63	30	33	112
Merger-related expense	56	8	49	nm	382	8	375	nm
Other operating expense	128	52	76	146	366	154	211	138
Total non-interest expense	$749	$303	$446	147%	$2,423	$864	$1,559	180%
(1) Amounts may not total due to rounding and changes are calculated using unrounded amounts and may differ from calculations based on rounded figures.

Three and Nine Months Ended September 30, 2026 compared to September 30, 2025
Non-interest expense for the three and nine months ended September 30, 2026 was up $446 million, or 147%, and up $1.6 billion, or 180%, respectively, compared to the same periods in 2025. The increases reflect combined operations following the Merger, which is the primary contributor to higher overall non-interest expense. Merger-related expense for the three months ended September 30, 2026 was $56 million, while the nine months ended September 30, 2026 was $382 million and included merger-related equity acceleration costs. Excluding merger-related expense and additional amortization of intangibles due to the Merger, non-interest expense during the three and nine months ended September 30, 2026 as compared to the same prior year periods was impacted by higher employment expenses, largely due to increased headcount.
Salaries and other personnel expense increased $212 million and $635 million, respectively, for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily due to the impact of the Merger. Outside of the impact of the Merger, salaries and other personnel expenses were impacted by increased headcount. During the quarter ended September 30, 2026, in addition to the impact of the Merger, we added 96 revenue producer hires across the banking footprint.
Also contributing to total salaries and employee benefits in the three and nine months ended September 30, 2026 were cash and equity incentives of $90 million and $240 million, respectively, compared to $50 million and $134 million, respectively, in the comparable prior year periods. We believe that cash and equity incentives are a valuable tool in motivating a team member base that is focused on providing our clients effective financial advice and increasing shareholder value. As a result, and unlike many other financial institutions, the majority of our bank's non-commissioned team members are participants in our annual cash incentive plan in 2026 with a minimum targeted bonus equal to 10% of each team member's annual salary, and nearly all of our bank's team members are participating in our equity compensation plans in 2026. Under the 2026 annual cash incentive plan, the targeted level of incentive payments require achievement of a certain soundness threshold and a targeted level of annual revenue and annual diluted earnings per common share (in each case subject to certain adjustments). To the extent that the soundness threshold is met and revenue and diluted earnings per common share are above or below the targeted amount, the aggregate incentive payments will be increased or decreased. Historically, we have paid between 0% and 125% of our targeted incentives.
Net occupancy, equipment, and software expense was $101 million and $300 million for the three and nine months ended September 30, 2026, respectively. Excluding the impact of the Merger, ongoing investments in technology were the primary contributor to increases in these costs.
Amortization of intangibles for the three and nine months ended September 30, 2026 was $46 million and $140 million, respectively, and included amortization associated with a core deposit intangible and a wealth customer relationship intangible created as a result of the Merger.
FDIC insurance and other regulatory fees were $20 million and $63 million for the three and nine months ended September 30, 2026, respectively. FDIC insurance and other regulatory fees increased largely due to a higher base assessment rate as a result of the Merger.
Merger-related expenses were $56 million and $382 million for the three and nine months ended September 30, 2026, respectively. During the three months ended September 30, 2026, these expenses included $18 million in employee-related costs, $14 million in advisory fees, $9 million in contract negotiation fees, $7 million in expenses related to IT staff augmentation, and $8 million in other costs, while the nine months ended September 30, 2026 included $130 million in advisory fees, $128 million in other employee-related costs, $70 million in equity acceleration expense, $19 million in contract negotiation fees, and $35 million in other costs.
Other operating expense includes advertising, travel, professional, insurance, network and communication, software platform expenses, other taxes, subscriptions and dues, restructuring charges, other loan and ORE expense, postage and freight, training, business development, donations, supplies, and other miscellaneous expense. Other operating expense for the three and nine months ended September 30, 2026 was $128 million and $366 million, respectively. Excluding the impact of the Merger, other operating expense during the three months ended September 30, 2026 was impacted by increases in fraud/operational losses, software platform expense, which includes third-party data processing fees, and business development expense, partially offset by decreases in professional fees and advertising, while the increase during the nine months ended September 30, 2026 was driven by increases in the same aforementioned expenses and higher ORE expense, partially offset by decreases in the same aforementioned expenses and certain franchise tax accruals.
Income Tax Expense
Income tax expense was $98 million and $36 million for the three months ended September 30, 2026 and 2025, respectively, representing effective tax rates of 20.5% and 17.4%, respectively. Income tax expense was $228 million and $102 million for the nine months ended September 30, 2026 and 2025, respectively, representing effective tax rates of 21.0% and 17.8%, respectively. The effective tax rate is calculated using unrounded amounts and may differ from calculations based on rounded figures.
The effective tax rate was higher for the three and nine months ended September 30, 2026, compared to the same periods in the prior year primarily due to certain merger-related expenses which were not deductible for income tax purposes as well as the sale of certain state and municipal securities which decreased the benefit of tax-exempt interest income in the current year. Comparability to the prior period was also affected by varying levels of pre-tax income as well as changes in the timing and mix of discrete tax items, including tax benefits from share-based compensation, the accrual and release of valuation allowances and changes in reserves for uncertain tax positions.
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
At September 30, 2026, credit metrics included NPAs and NPLs at 50 bps and 48 bps, respectively, and total past due loans at 14 bps as a percentage of total loans. Net charge-offs were $50 million, or 23 bps annualized, and $147 million, or 23 bps annualized for the three and nine months ended September 30, 2026.
The table below includes selected credit quality metrics.

Table 8 - Credit Quality Metrics
(dollars in millions)	September 30, 2026	December 31, 2025	September 30, 2025
Non-performing loans	$433	$133	$150
ORE and Other Assets	17	8	5
Non-performing assets	$450	$141	$155
Loans, net of deferred fees and costs	$89,808	$39,154	$37,933
Non-performing loans as a % of total loans	0.48%	0.34%	0.39%
Non-performing assets as a % of total loans and ORE and other specific assets	0.50	0.36	0.41
Loans 90 days past due and still accruing	$8	$3	$3
As a % of total loans	0.01%	0.01%	0.01%
Total past due loans and still accruing	$130	$57	$65
As a % of total loans	0.14%	0.14%	0.17%
FDMs	$198	$61	$41
Net charge-offs, quarter	50	27	17
Net charge-offs/average loans, quarter (annualized)	0.23%	0.28%	0.18%
Net charge-offs, year-to-date	$147	$77	$50
Net charge-offs/average loans, year-to-date (annualized)	0.23%	0.21%	0.18%
Provision for (reversal of) loan losses, quarter	$80	$34	$29
Provision for (reversal of) unfunded commitments, quarter	6	—	3
Provision for (reversal of) credit losses, quarter (1)	$86	$34	$32
Provision for (reversal of) loan losses, year-to-date	213	107	69
Provision for (reversal of) unfunded commitments, year-to-date	12	—	4
Provision for (reversal of) credit losses, year-to-date (1)	225	107	73
Allowance for loan losses	$986	$442	$434
Reserve for unfunded commitments	79	16	16
Allowance for credit losses(2)	$1,065	$458	$450
ACL to loans coverage ratio	1.19%	1.17%	1.19%
ALL to loans coverage ratio	1.10	1.13	1.15
ACL/NPLs	245.78	343.19	301.03
ALL/NPLs	227.43	331.09	290.25

(1)    Excludes the reversal of a portion of the allowance for HTM investment securities which was $1 million for both the three and nine months ended September 30, 2026, respectively.
(2)    Excludes the allowance for HTM investment securities which totaled $1 million as of September 30, 2026 and $2 million for both December 31, 2025 and September 30, 2025.

Non-performing Assets
Total NPAs were $450 million at September 30, 2026. Excluding the increase resulting from the Merger, NPAs increased slightly by $6 million compared to the prior quarter.

Criticized and Classified Loans
Our loan ratings are aligned to federal banking regulators' definitions of pass and criticized categories, which include special mention, substandard, doubtful, and loss. Substandard accruing and non-accruing loans, doubtful, and loss loans are often collectively referred to as classified. Special mention, substandard, doubtful, and loss loans are often collectively referred to as criticized and classified loans. The following table presents a summary of criticized and classified loans. Criticized and classified loans at September 30, 2026 increased $1.2 billion compared to December 31, 2025, due to the impact of the Merger. Outside of the impact of the Merger, criticized and classified loans have decreased during 2026 due to upward migration and the paydown of several commercial credits.

Table 9 - Criticized and Classified Loans
(dollars in millions)	September 30, 2026	December 31, 2025
Special mention	$929	$494
Substandard	945	185
Doubtful	8	—
Loss	3	—
Criticized and Classified loans	$1,885	$679
As a % of total loans	2.1%	1.7%

Provision for (Reversal of) Credit Losses and Allowance for Credit Losses
The provision for credit losses was $86 million and $225 million, respectively, for the three and nine months ended September 30, 2026, excluding a $1 million reversal of a portion of the allowance on HTM securities, compared to a provision of $32 million and $73 million for the three and nine months ended September 30, 2025, respectively. The increase was primarily attributable to the impact of the Merger. Excluding the impact of the Merger, provision was primarily driven by net loan growth, partially offset by a reduction in the individually analyzed reserves. Net charge-offs for the three and nine months ended September 30, 2026 were $50 million and $147 million, respectively, as compared to $17 million and $50 million for the three and nine months ended September 30, 2025, respectively.
The ALL of $986 million and the reserve for unfunded commitments of $79 million, which is recorded in other liabilities, comprise the total ACL of $1.1 billion at September 30, 2026. The ACL to loans coverage ratio was 1.19% at September 30, 2026, compared to 1.17% at June 30, 2026, reflecting the impact of net loan growth and a reduction in the individually analyzed reserves. The ACL to NPL coverage ratio was 246% at September 30, 2026 compared to 343% at December 31, 2025, reflecting the increase in nonperforming loan balances following the Merger, partially offset by growth in the ACL balance over the period.
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

At September 30, 2026, Pinnacle and Pinnacle Bank's capital levels remained strong and exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Pinnacle and Pinnacle Bank's capitalization.

Table 10 - Capital Ratios
(dollars in millions)	September 30, 2026	December 31, 2025
CET1 capital
Pinnacle Financial	$10,321	$5,060
Pinnacle Bank	11,395	5,173
Tier 1 risk-based capital
Pinnacle Financial	11,103	5,278
Pinnacle Bank	11,395	5,174
Total risk-based capital
Pinnacle Financial	12,590	6,033
Pinnacle Bank	12,543	5,620
CET1 capital ratio
Pinnacle Financial	10.02%	10.88%
Pinnacle Bank	11.08	11.13
Tier 1 risk-based capital ratio
Pinnacle Financial	10.77	11.34
Pinnacle Bank	11.08	11.13
Total risk-based capital to risk-weighted assets ratio
Pinnacle Financial	12.22	12.97
Pinnacle Bank	12.20	12.09
Leverage ratio
Pinnacle Financial	8.98	9.57
Pinnacle Bank	9.24	9.39

At September 30, 2026, Pinnacle's CET1 ratio was 10.02%. For additional information on regulatory capital requirements, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 20 - Regulatory Matters" to the consolidated financial statements of Pinnacle's 2025 Form 10-K. Management reviews the Company's capital position on an ongoing basis and believes, based on internal capital analyses and earnings projections, that Pinnacle is well positioned to meet relevant regulatory capital standards.
On January 1, 2026, the Board of Directors approved a capital plan that included an anticipated quarterly common stock dividend of $0.50 per share for 2026 and authorized share repurchases of up to $400 million of common stock. During the three and nine months ended September 30, 2026, Pinnacle did not repurchase shares of common stock.
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
Pinnacle declared common stock dividends of $76 million, or $0.50 per common share, and $226 million, or $1.50 per common share, respectively, for the three and nine months ended September 30, 2026, compared to $18 million, or $0.24 per common share, and $57 million, or $0.72 per common share, respectively, for the three and nine months ended September 30, 2025. In addition, Pinnacle declared dividends on its preferred stock of $15 million and $45 million, respectively, for the three and nine months ended September 30, 2026, compared to $4 million and $12 million, respectively, for the three and nine months ended September 30, 2025.
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
Pinnacle continues to proactively manage its liquidity position and maintain robust contingent liquidity across various forms of funding which include immediately available funds as well as funds we expect to be available within short notice. Liquidity sources include primary sources such as FHLB borrowing capacity, FRB cash reserves, and unencumbered securities, while secondary sources consist of the Federal Reserve discount window, Fed Funds lines, and other sources. At September 30, 2026, contingent sources of liquidity totaled approximately $45.5 billion, and based on currently pledged collateral, Pinnacle Bank had access to FHLB funding of $6.2 billion, subject to FHLB credit policies.
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
On May 19, 2026, Pinnacle completed the issuance of $750 million aggregate principal amount of its 5.596% Fixed Rate/Floating Rate Senior Notes which mature on May 19, 2032. These notes bear interest from and including May 19, 2026, to, but excluding, May 19, 2031, at a fixed rate of 5.596% per annum. From and including May 19, 2031, to, but excluding May 19, 2032, this note will bear interest at a floating rate per annum equal to Compounded SOFR plus 1.70%. Interest on the notes will be payable quarterly in arrears on August 19, 2031, November 19, 2031, February 19, 2032 and at the stated maturity. The Company may redeem these notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to but excluding the redemption date. The notes are not redeemable at the option or election of holders. For more information, see Pinnacle's Current Report on Form 8-K dated May 19, 2026.
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

Earning Assets and Sources of Funds
Average earning assets were $112.6 billion in the first nine months of 2026. Average earning assets were primarily affected by the Merger. Excluding the impact of the Merger, the increase in average earnings assets was primarily driven by organic loan growth.
Average interest-bearing liabilities were $86.6 billion for the first nine months of 2026. Excluding the effect of the Merger, the increase in average interest-bearing liabilities largely resulted from increases in total average deposits, mainly average money market accounts and average interest-bearing demand deposits, along with increases in short- and long-term borrowings. Average non-interest bearing demand deposits grew modestly during the first nine months of 2026, outside of the impact of the Merger.
Net interest income for the nine months ended September 30, 2026 was $2.9 billion, up $1.7 billion, compared to the same period in 2025. Beyond the impact of the Merger, net interest income during the first nine months of 2026 was primarily impacted by loan growth. Taxable-equivalent net interest margin for the first nine months of 2026 was 3.45% compared to Legacy Pinnacle margin of 3.24% during the comparable period of 2025 reflecting the combined legacy balance sheets and purchase accounting marks on the Synovus balance sheet during the period.

Net Interest Income
The following tables set forth the major components of net interest income and the related annualized yields and rates for the three and nine months ended September 30, 2026 and 2025.

Table 11 - Quarter-to-Date Net Interest Income
	Three Months Ended September 30,
	2026			2025
(dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest earning assets:
Loans, net of deferred fees and costs(1)(2)	$88,652	$1,366	6.12%	$37,693	$599	6.29%
Tax-exempt securities(2)(3)	2,108	19	3.79	3,348	33	3.92
Taxable securities(3)	19,310	209	4.33	5,678	67	4.69
Interest-earning deposits with banks	4,780	43	3.57	3,021	33	4.35
Federal funds sold and securities purchased under resale agreements	88	1	3.98	83	2	9.35
Other earning assets(4)	1,229	10	3.16	256	3	4.97
Total interest earning assets	$116,167	$1,648	5.63%	$50,079	$737	5.83%
Goodwill	3,487			1,849
Core deposits and other intangible assets, net	1,019			19
Other assets(5)	6,831			3,267
Total assets	$127,504			$55,214
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$29,252	$184	2.50%	$14,612	$119	3.23%
Money market accounts	36,904	259	2.78	16,404	128	3.10
Savings deposits	1,791	1	0.33	798	1	0.56
Time deposits	13,434	117	3.45	4,792	46	3.78
Total interest-bearing deposits	81,381	561	2.74	36,606	294	3.19
Federal funds purchased and securities sold under repurchase agreements	351	2	1.71	287	2	1.96
FHLB advances and other borrowings	7,633	90	4.73	2,208	29	5.19
Total interest-bearing liabilities	$89,365	$653	2.90%	$39,101	$325	3.29%
Non-interest-bearing demand deposits	20,949			8,873
Other liabilities	2,319			518
Total equity	14,871			6,722
Total liabilities and equity	$127,504			$55,214
Net interest income and net interest margin, taxable equivalent(2)(6)		$995	3.40%		$412	3.26%
Less: taxable-equivalent adjustment		9			15
Net interest income		$986			$397

(1)    Average loans are shown net of unearned income. NPLs are included. Interest income includes fees as follows: Third Quarter 2026 — $19 million, and Third Quarter 2025 — $11 million.
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
(5)    As a result of the Merger, certain immaterial changes were made to integrate the presentation of the legacy banks' yield on investment securities, which included presenting the average balance of unrealized losses on investment securities available for sale of $408 million as a component of other assets for the Third Quarter 2026.
(6)    The net interest margin is calculated by dividing annualized net interest income-taxable equivalent (TE) by average total interest earning assets.
Amounts may not total due to rounding and yield/rates are calculated using unrounded amounts and may differ from calculations based on rounded figures.

Table 12 - Year-to-Date Net Interest Income
	Nine Months Ended September 30,
	2026			2025
(dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest earning assets:
Loans, net of deferred fees and costs(1)(2)	$86,268	$3,950	6.12%	$36,907	$1,733	6.27%
Tax-exempt securities(2)(3)	2,658	78	3.96	3,319	95	3.85
Taxable securities(3)	17,636	567	4.28	5,580	196	4.70
Interest-earning deposits with other banks	4,991	131	3.52	2,732	88	4.33
Federal funds sold and securities purchased under resale agreements	121	5	5.24	73	6	10.45
Other earning assets(4)	948	25	3.54	254	9	5.07
Total interest earning assets	$112,622	$4,756	5.65%	$48,865	$2,127	5.82%
Goodwill	3,522			1,849
Core deposits and other intangible assets, net	1,055			20
Other assets(5)	7,142			3,131
Total assets	$124,341			$53,865
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$29,756	$558	2.51%	$14,324	$345	3.23%
Money market accounts	34,905	702	2.69	15,993	370	3.09
Savings deposits	1,810	5	0.36	798	3	0.48
Time deposits	13,488	351	3.48	4,613	134	3.88
Total interest-bearing deposits	79,959	1,616	2.70	35,728	852	3.19
Federal funds purchased and securities sold under repurchase agreements	346	4	1.57	258	4	1.90
FHLB advances and other borrowings	6,298	226	4.81	2,260	87	5.18
Total interest-bearing liabilities	$86,603	$1,846	2.85%	$38,246	$943	3.30%
Non-interest-bearing demand deposits	20,638			8,525
Other liabilities	2,372			480
Total equity	14,728			6,614
Total liabilities and equity	$124,341			$53,865
Net interest income and net interest margin, taxable equivalent (2)(6)		$2,910	3.45%		$1,184	3.24%
Less: taxable-equivalent adjustment		35			41
Net interest income		$2,875			$1,143

(1)     Average loans are shown net of unearned income. NPLs are included. Interest income includes fees as follows: 2026 - $56 million, 2025 - $31 million.
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
(5)    As a result of the Merger, certain immaterial changes were made to integrate the presentation of the legacy banks' yield on investment securities, which included presenting the average balance of unrealized losses on investment securities available for sale of $258 million as a component of other assets during 2026.
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
Pinnacle has modeled its baseline net interest income forecast assuming an interest rate projection that is flat to September 30, 2026 interest rate curves, with the federal funds rate at the Federal Reserve’s targeted range of 3.75% to 4.00% and the prime rate of 7.00% as of September 30, 2026. Pinnacle has modeled the impact of an immediate change in market interest rates across the yield curve of 100 and 200 bps to determine the sensitivity of net interest income for the next 12 months. As illustrated in the table below, the net interest income sensitivity derived from this simulation suggests that net interest income is projected to increase by 3.4% and 1.7% if interest rates increased by 200 and 100 bps, respectively. Net interest income is projected to decrease by 1.6% and 2.8% if interest rates decreased by 100 and 200 bps, respectively.
The following table represents the estimated sensitivity of net interest income at September 30, 2026, with comparable information for December 31, 2025.

Table 13 - Twelve Month Net Interest Income Sensitivity
	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next 12 months)
Change in Interest Rates (in bps)	September 30, 2026	December 31, 2025
+200	3.4%	0.3%
+100	1.7	0.1
-100	(1.6)	1.2
-200	(2.8)	1.7
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

Non-GAAP Financial Measures
The measures entitled adjusted non-interest revenue, adjusted non-interest expense, adjusted revenue TE, adjusted tangible efficiency ratio, adjusted PPNR, adjusted net income available to common shareholders, adjusted net income per common share, diluted, adjusted return on average assets, adjusted return on average common equity, return on average tangible common equity, adjusted return on average tangible common equity, tangible common equity ratio, and tangible book value per common share are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are total non-interest revenue, total non-interest expense, total revenue, efficiency ratio-TE, PPNR, net income available to common shareholders, net income per common share, diluted, return on average assets, return on average common equity, and the ratio of total shareholders' equity to total assets and book value per common share, respectively.
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

Table 14 - Reconciliation of Non-GAAP Financial Measures
	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Adjusted non-interest revenue
Total non-interest revenue	$326	$147	$857	$369
Investment securities (gains) losses, net	1	—	27	13
Gain on disposition of investment	(4)	—	(4)	—
Fair value adjustment on non-qualified deferred compensation	—	—	(5)	—
Adjusted non-interest revenue	$323	$147	$875	$382

Adjusted non-interest expense
Total non-interest expense	$749	$303	$2,423	$864
Valuation adjustment to Visa derivative	(3)	—	(5)	—
Merger-related expense	(56)	(8)	(382)	(8)
Fair value adjustment on non-qualified deferred compensation	—	—	(5)	—
Adjusted non-interest expense	$690	$295	$2,031	$856

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Adjusted revenue (TE) and adjusted tangible efficiency ratio
Adjusted non-interest expense	$690	$295	$2,031	$856
Amortization of intangibles	(46)	(2)	(140)	(4)
Adjusted tangible non-interest expense	$644	$293	$1,891	$852

Net interest income	$986	$397	$2,875	$1,143
Taxable equivalent adjustment	9	15	35	41
Net interest income (TE)	$995	$412	$2,910	$1,184

Net interest income	$986	$397	$2,875	$1,143
Total non-interest revenue	326	147	857	369
Total revenue	$1,312	$544	$3,732	$1,512
Taxable equivalent adjustment	9	15	35	41
Total (TE) revenue	$1,321	$559	$3,767	$1,553
Gain on disposition of investment	(4)	—	(4)	—
Investment securities (gains) losses, net	1	—	27	13
Fair value adjustment on non-qualified deferred compensation	—	—	(5)	—
Adjusted revenue (TE)	$1,318	$559	$3,785	$1,566
Efficiency ratio (TE)(1)	56.6%	54.1%	64.3%	55.7%
Adjusted tangible efficiency ratio(1)	48.9	52.5	49.9	54.4

Adjusted pre-provision net revenue
Net interest income	$986	$397	$2,875	$1,143
Total non-interest revenue	326	147	857	369
Total non-interest expense	(749)	(303)	(2,423)	(864)
Pre-provision net revenue (PPNR)	$563	$241	$1,309	$648

Adjusted revenue (TE)	$1,318	$559	$3,785	$1,566
Adjusted non-interest expense	(690)	(295)	(2,031)	(856)
Adjusted PPNR	$628	$264	$1,754	$710
(1) Amounts have been calculated using whole dollar values and amounts may not total due to rounding.

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended		Nine Months Ended
(dollar amounts in millions, except per share data, share count in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Adjusted net income available to common shareholders and adjusted diluted earnings per share
Net income available to common shareholders	$364	$169	$812	$461
Gain on disposition of investment	(4)	—	(4)	—
Valuation adjustment to Visa derivative	3	—	5	—
Investment securities (gains) losses, net	1	—	27	13
Merger-related expense(1)	56	8	382	8
Tax effect of adjustments(2)	(11)	(2)	(72)	(6)
Adjusted net income available to common shareholders	$409	$175	$1,150	$476
Weighted average common shares outstanding, diluted	151,718	77,310	151,553	77,243
Net income per common share, diluted(3)	$2.40	$2.19	$5.36	$5.96
Adjusted net income per common share, diluted(3)	2.69	2.27	7.59	6.16

(1) A portion of this item was non-taxable.
(2) A blended tax rate of 17.1% was applied for fiscal year 2026 to merger-related expense which takes into consideration the deductibility and non-deductibility of certain merger-related expense items for tax purposes and an assumed 24% marginal rate was applied to all other adjusted items for 2026. For 2025 an assumed marginal tax rate of 25% was applied.

(3) Amounts have been calculated using whole dollar values.

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Adjusted return on average assets (annualized)
Net income	$379	$173	$857	$473
Gain on disposition of investment	(4)	—	(4)	—
Valuation adjustment to Visa derivative	3	—	5	—
Investment securities (gains) losses, net	1	—	27	13
Merger-related expense(1)	56	8	382	8
Tax effect of adjustments(2)	(11)	(2)	(72)	(6)
Adjusted net income	$424	$179	$1,195	$488
Net income annualized(3)	1,507	687	1,146	631
Adjusted net income annualized(3)	1,679	710	1,598	651
Total average assets	$127,504	$55,214	$124,341	$53,865
Return on average assets (annualized)(3)	1.18%	1.24%	0.92%	1.17%
Adjusted return on average assets (annualized)(3)	1.32	1.29	1.28	1.21
(1) A portion of this item was non-taxable.
(2) A blended tax rate of 17.1% was applied for fiscal year 2026 to merger-related expense which takes into consideration the deductibility and non-deductibility of certain merger-related expense items for tax purposes and an assumed 24% marginal rate was applied to all other adjusted items for 2026. For 2025 an assumed marginal tax rate of 25% was applied.

(3) Amounts have been calculated using whole dollar values.

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Adjusted return on average common equity, return on average tangible common equity, and adjusted return on average tangible common equity (annualized)
Net income available to common shareholders	$364	$169	$812	$461
Gain on disposition of investment	(4)	—	(4)	—
Valuation adjustment to Visa derivative	3	—	5	—
Investment securities (gains) losses, net	1	—	27	13
Merger-related expense(1)	56	8	382	8
Tax effect of adjustments(2)	(11)	(2)	(72)	(6)
Adjusted net income available to common shareholders	$409	$175	$1,150	$476

Adjusted net income available to common shareholders annualized(3)	$1,620	$695	$1,538	$636
Amortization of intangibles, annualized net of tax(2)(3)	137	4	142	4
Adjusted net income available to common shareholders excluding amortization of intangibles annualized(3)	$1,757	$699	$1,680	$640

Net income available to common shareholders annualized(3)	$1,448	$672	$1,087	$616
Amortization of intangibles, annualized net of tax(2)(3)	137	4	142	4
Net income available to common shareholders excluding amortization of intangibles annualized(3)	$1,585	$676	$1,229	$620

Total average shareholders' equity less preferred stock	$14,090	$6,505	$13,947	$6,397
Average goodwill	(3,487)	(1,849)	(3,522)	(1,849)
Average other intangible assets, net	(1,019)	(19)	(1,055)	(20)
Total average tangible shareholders' equity less preferred stock	$9,584	$4,637	$9,370	$4,528
Return on average common equity (annualized)(3)	10.28%	10.33%	7.79%	9.63%
Adjusted return on average common equity (annualized)(3)	11.50	10.68	11.03	9.95
Return on average tangible common equity (annualized)(3)	16.54	14.58	13.12	13.70
Adjusted return on average tangible common equity (annualized)(3)	18.34	15.07	17.93	14.14

(1) A portion of this item was non-taxable.
(2) A blended tax rate of 17.1% was applied for fiscal year 2026 to merger-related expense which takes into consideration the deductibility and non-deductibility of certain merger-related expense items for tax purposes with the exception of amortization of intangibles which applied an assumed 24% marginal rate. For 2025 an assumed marginal tax rate of 25% was applied.

(3) Amounts have been calculated using whole dollar values.

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued

(In millions, except per share data, share count in thousands)	September 30, 2026	December 31, 2025	September 30, 2025
Tangible common equity ratio
Total assets	$130,685	$57,706	$55,964
Goodwill	(3,484)	(1,849)	(1,849)
Other intangible assets, net	(999)	(30)	(18)
Tangible assets	$126,202	$55,827	$54,097

Total equity	$14,610	$7,044	$6,856
Goodwill	(3,484)	(1,849)	(1,849)
Other intangible assets, net	(999)	(30)	(18)
Preferred stock, no par value	(781)	(217)	(217)
Tangible common equity	$9,346	$4,948	$4,772
Total equity to total assets ratio(1)	11.18%	12.21%	12.25%
Tangible common equity ratio(1)	7.41	8.86	8.82

Tangible common equity	$9,346	$4,948	$4,772
Common shares outstanding	151,115	77,662	77,558
Book value per common share (1)	$91.52	$87.90	$85.60
Tangible book value per common share (1)	$61.86	$63.71	$61.53

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
Except for the changes made in connection with the Merger, there were no other changes to Pinnacle's internal control over financial reporting during the quarter ended September 30, 2026, that materially affected, or would be reasonably likely to materially affect, Pinnacle's internal control over financial reporting.
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Pinnacle's management, with the participation of Pinnacle's Chief Executive Officer and Chief Financial Officer, of the effectiveness of Pinnacle's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Pinnacle's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, Pinnacle's disclosure controls and procedures were effective.

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
ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
    (a) None.
    (b) None.
    (c) Issuer Purchases of Equity Securities:
On January 1, 2026 the Board of Directors approved share repurchases of up to $400 million of common stock in 2026. During the nine months ended September 30, 2026, Pinnacle did not repurchase shares of common stock.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES
    None.
ITEM 4. – MINE SAFETY DISCLOSURES
    None.
ITEM 5. – OTHER INFORMATION
(a)    None.
(b)    None.
(c)    None.

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

10.1
Restrictive Covenant Letter Agreement by and among Pinnacle Financial Partners, Inc. and Harold R. Carpenter dated as of September 9, 2026, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 10, 2026.

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

PINNACLE FINANCIAL PARTNERS, INC.

November 2, 2026	By:	/s/ Andrew Jamieson Gregory, Jr.
Date		Andrew Jamieson Gregory, Jr.
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)